Form 10QSB
period 1996-06-30
TRI STATE 1ST BANK INC
filed 1996-08-13
CIK 1010398

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10 - QSB

       [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended June 30, 1996

                                  OR

       [     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                  Commission File Number :   33 - 302132
              ----------------------------------------------

                       TRI - STATE, 1ST BANK, INC.
    (Exact Name of small business issuer as specified in its charter)


OHIO                                      34-1824708
- - ------                                    ------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)            Identification Number)

16924 ST. CLAIR AVENUE
P.O. BOX 796
EAST LIVERPOOL, OHIO 43920
(216) 385 - 9200
- - ---------------------------
(Address, including zip code, and
telephone number, including area
code of Principal Executive Officers)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                    Yes    X                No
                                          ---                    ----


As of August 13, 1996, there were 205,400 shares outstanding of the issuer's class of common stock.

                      TRI - STATE, 1ST BANK, INC.
               INDEX TO QUARTERLY REPORT ON FORM 10 - QSB

                                                                         Page
                                                                         ----
Part I  Financial Information

        Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet
                   as of June 30, 1996 and December 31, 1995               3

                 Consolidated Statement of Income
                   for the three months ended
                   June 30, 1996 and 1995 and
                   the months ended June 30, 1996 and 1995                 4

                 Consolidated Statement of Changes in Stockholders'
                   Equity for the six months ended
                   June 30, 1996                                           5

                 Consolidated Statement of Cash Flows
                   for the six months ended June 30, 1996 and 1995         6

                 Notes to Consolidated Financial Statements                7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                      8

Part II Other Information                                                  12


         Signatures                                                        14

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                        June 30,   December 31,
                                                           1996        1995
                                                        ---------  -----------
                                                             (In Thousands)
ASSETS
Cash and due from banks                                $    3,221  $    2,440
Interest - bearing deposits with other banks                   57         117
Federal funds sold                                          2,950       1,550
Securities available for sale                               9,011       8,941
Investment securities (estimated market value of
           $2,184)                                          2,231       1,535
Loans                                                      22,697      22,117
Less allowance for loan losses                                275         266
                                                        ---------   ---------
              Net loans                                    22,422      21,851
Premises and equipment                                      1,264       1,288
Accrued interest and other assets                             705         914
                                                       ----------  ----------

              TOTAL ASSETS                             $   41,861  $   38,636
                                                       ==========  ==========

LIABILITIES
Deposits:
Noninterest - bearing demand                           $    5,353  $    5,020
Interest - bearing demand                                   8,075       6,709
Money market                                                4,686       4,365
Savings                                                     7,736       7,076
Time                                                       11,671      11,188
                                                       ----------  ----------
              Total deposits                               37,521      34,358
Other borrowings                                              328         375
Accrued interest and other liabilities                        242         217
                                                       ----------  ----------
              TOTAL LIABILITIES                            38,091      34,950
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000
  shares authorized, 205,400 issued and
  outstanding                                               1,284       1,284
Surplus                                                     1,611       1,611
Retained earnings                                             988         793
Net unrealized loss on securities                            (113)         (2)
                                                       ----------  ----------
              TOTAL STOCKHOLDERS' EQUITY                    3,770       3,686
                                                       ----------  ----------

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $   41,861  $   38,636
                                                       ==========  ==========



See accompanying notes to the consolidated financial statements.

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                               Three Months Ended       Six Months Ended
                                                   June 30,                 June 30,
                                               1996        1995         1996        1995
                                              -----       -----        -----       -----
                                                (In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees                      $    567     $    511     $  1,124     $    990
Interest - bearing deposits
  with other banks                                1            2            2            2
Federal funds sold                               43           18           64           44
Investment securities:
  Taxable                                       115          107          220          221
  Exempt from federal income tax                 41           28           78           56
                                           --------     --------     --------     --------
                 Total interest income          767          666        1,488        1,313
                                           --------     --------     --------     --------
INTEREST EXPENSE
Deposits                                        299          244          582          470
Other borrowings                                  6            7           12           15
                                           --------     --------     --------     --------
                  Total interest expense        305          251          594          485
                                           --------     --------     --------     --------

NET INTEREST INCOME                             462          415          894          828

Provision for loan losses                        15           19           24           31
                                           --------     --------     --------     --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               447          396          870          797
                                           --------     --------     --------     --------
OTHER OPERATING INCOME
Service fees on deposit accounts                 61           56          118          103
Investment security losses                        -           (6)           -           (6)
Other                                            46           19           68           51
                                           --------     --------     --------     --------
                  Total other
                    operating income            107           69          186          148
                                           --------     --------     --------     --------


OTHER OPERATING EXPENSE
Salaries and employee benefits                  155          137          309          274
Occupancy                                        46           27           89           65
Furniture and equipment                          32           33           64           62
Federal deposit insurance premiums                1           18            1           35
Other                                           138          105          254          222
                                           --------     --------     --------     --------
                  Total other operating
                    expense                     372          320          717          658
                                           --------     --------     --------     --------

Income before income taxes                      182          145          339          287
Income taxes                                     51           39           93           75
                                           --------     --------     --------     --------

NET INCOME                                 $    131     $    106     $    246     $    212
                                           ========     ========     ========     ========

EARNINGS PER SHARE                         $   0.64     $   0.52     $   1.20     $   1.03

AVERAGE SHARES OUTSTANDING                  205,400      205,400      205,400      205,400


See the accompanying notes to the consolidated financial statements.

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                              Net
                                                                           Unrealized
                                         Common                Retained     Loss on
                                         Stock      Surplus    Earnings    Securities     Total
                                        --------    -------    --------    -----------   -------
                                                  (In Thousands Except Per Share Amount)

Balance, December 31, 1995              $ 1,284     $ 1,611     $ 793     $     (2)     $ 3,686
Net income                                                        246                       246
Dividends declared ($.25 per share)                               (51)                      (51)
Net unrealized loss on
 securities                                                                   (111)        (111)
                                        -------     -------     -----     --------      -------

Balance, June 30, 1996                  $ 1,284     $ 1,611     $ 988     $   (113)     $ 3,770
                                        =======     =======     =====     ========      =======









See accompanying notes to the consolidated financial statements.

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                           Six Months Ended
                                                                June 30,
                                                           1996        1995
                                                          -----       -----
                                                             (In Thousands)
OPERATING ACTIVITIES
Net income                                               $    246    $    212
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for loan losses                                    24          31
   Depreciation and amortization, net                          63          62
   Investment security losses                                   -           6
   Decrease in accrued interest receivable                      -         (29)
   Increase in accrued interest payable                         3           9
   Other                                                      260          41
                                                         --------    --------
       Net cash provided by operating activities              596         332
                                                         --------    --------

INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales                                          257         500
 Proceeds from principal repayments and maturities            159         355
 Purchases of securities                                     (650)       (510)
Investment securities:
 Proceeds from principal repayments and maturities            108         127
 Purchases of securities                                     (809)       (103)
Net loan originations                                        (630)     (1,857)
Acquisition of premises and equipment                         (26)        (50)
                                                         --------    --------
       Net cash used by investing activities               (1,591)     (1,538)
                                                         --------    --------
FINANCING ACTIVITIES
Net increase in deposits                                    3,163         499
Principal payments on other borrowings                        (47)        (44)
                                                         --------    --------
       Net cash provided by financing activities            3,116         455
                                                         --------    --------

       Increase (decrease) in cash and cash equivalents     2,121        (751)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,107       4,420
                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  6,228    $  3,669
                                                         ========    ========


See accompanying notes to the consolidated financial statements.

Tri - State 1st Bank, Inc. and Subsidiary
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10 - QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.


NOTE 2 - RECLASSIFICATION OF COMPARATIVE AMOUNTS

Certain comparative amounts for 1996 have been reclassified to conform to 1995 presentations. Such reclassifications did not affect net income.


NOTE 3 - HOLDING COMPANY FORMATION

On April 24, 1996, the stockholders of the Bank approved the Plan of Reorganization of the Bank into a holding company structure. After approval by the regulatory authorities the reorganization was completed on May 31, 1996. Each issued and outstanding share of common stock of the Bank immediately prior to the reorganization was converted into and exchanged for one share of Tri - State 1st Bank, Inc., common stock. As a result of this transaction, 1st National Community Bank became a wholly - owned subsidiary of Tri - State 1st Bank, Inc. The effect of the reorganization has been retroactively reflected in the equity capital accounts for comparability.

Tri - State 1st Bank, Inc. and Subsidiary
MANAGEMENT'S DISCUSSION AND ANALYSIS OF
FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total assets at June 30, 1996 of $41,861,000, had increased approximately $3,225,000 over the $38,636,000 reported as of December 31, 1995. This is an 8.35% increase for the six month period. Over that same period, Total Securities increased to $11,242,000 from $10,476,000, which represents a $766,000 or 7.31% increase. Included in Total Securities, the Securities Available for Sale increased by $70,000 or .78% to $9,011,000 on June 30, 1996, and Investment Securities had increased by $696,000 or 45.34% to $2,231,000. Net loans of $22,422,000 on June 30, 1996, reflect an increase of $571,000 or 2.61% during the six month period.

The Total Assets increased more rapidly than the demand for loans deemed to meet the credit standards of the Bank. The net increase in loans accounted for 17.71% of the $3.2 million asset growth. Additions to securities represented 23.75% of the asset growth, while a $1,400,000 increase in Federal Funds Sold represented 43.41%. The remaining 15.13% increase in Total Assets was the net effect of changes in other components of Total Assets.

The growth in loans resulted from a small decline in the residential real estate loans of $162,000 or 1.52% which was compensated for by increases in commercial loans and non - farm, non - residential secured real estate loans of $726,000 or 9.80%, and increased consumer installment loans of $193,000 or 5.37%. The decline in residential real estate loans was the result of normal repayments without offsetting loan growth. Management has concentrated its efforts over the past year on attracting commercial and consumer loans since they generally provide a higher interest rate yield to the Bank as well as achieving a more balanced loan mix. Residential real estate loans of $10,529,000 on June 30, 1996, represented 46.15% of the Total Loans of the Bank.

The increase in the Total Securities is part of an investment strategy of management to make additions to the securities portfolio periodically in order to employ funds not required for loans in a manner which will provide safety, liquidity and earnings to the Bank. $607,000 was added in the area of Securities issued by States and Political Subdivisions. While the effect of these purchases was to extend the average maturity of the security portfolio it also resulted in an increase in the tax equivalent yield on Bank securities. The additional securities were designated Held to Maturity since they are intended primarily to add to the safety and improved earnings of the Bank.

The increase in Federal Funds Sold represented most of the remainder of the increase in Assets. Federal Funds are used to meet the daily cash liquidity needs of the Bank. The amount placed in these funds fluctuates generally between $1 million and $4 million. These funds are loaned on a daily basis to other commercial banks which meet the capital requirements of the regulatory authorities and of the Bank.

Accrued Interest and Other Assets decreased over the six month period by $209,000 to a total of $705,000 on June 30, 1996. There was a decrease because of principal and interest outstanding on a matured U.S. Treasury bond on the books on December 31, 1995. This decrease was partially offset by several items including a small increase in deferred tax assets resulting from the recognition of the tax effect of an increase in net unrealized losses on Available for Sale securities. The capitalization of the organization costs associated with the formation of the holding company of $33,000 also lessened the impact of the decrease resulting from the Treasury Bond maturity.

There was an increase in Total Deposits in the amount of $3,163,000 or 9.21% to $37,521,000 on June 30, 1996. Deposits totalled $34,358,000 on December 31, 1995. This increase is above - average growth for a six month period.
The growth took place generally in all types of deposits as follows:
Noninterest - Bearing Demand was up 6.63%, Interest - Bearing Demand up 20.36%, Money Market up 7.35%, Savings up 9.33% and Time Deposits were up 4.32%. Although the increase occurred at all three offices, the increase was the greatest porportionately at the Lisbon office. This is the newest banking office and is in a new market to the Bank. The Bank offered no new deposit products or services which would account for this growth, nor did the Bank pay excessive rates of interest in relation to its competition in order to attract new deposits. The Bank offers extended hours at all offices and high - quality, personal service. This has over the past nine years resulted in an above average rate of growth of deposits compared to peers and competitors.

Stockholders' Equity increased $84,000 or 2.28% from December 31, 1995, to $3,770,000 on June 30, 1996. During the same period, Retained Earnings increased $195,000 or 24.59% to $988,000. The difference can be attributed to Net Unrealized Loss on Securities of $113,000, which was $111,000 greater than December 31, 1995. The decline in value in the securities is the result of bond market conditions which triggered higher interest rates than in December of 1995. Since the Bank has no trading account in its portfolio and generally holds its securities until maturity, it is not anticipated that the Bank will need to take these "paper losses" on securities in the portfolio.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 1996 to 1995
- - --------------------------------------------------------

The Company had Net Income of $246,000 for the period ended June 30, 1996.
For the same six month period of 1995, the Bank earned $212,000. The increase of $34,000 represents a 16.04% change over 1995.

The Net Interest Income for the first six months of 1996 was up $66,000 for an increase of 7.97%. A major factor contributing to this increase was the $134,000 or 13.54% increase in interest and fees on loans. The increase in total loans and the more favorable mix of loans in terms of yields are primarily responsible for the increase in loan income. Federal Funds Sold interest was up $20,000 or 45.45% as a result of more investible funds and higher interest rates. Interest income on securities exempt from federal income taxes was up $22,000 or 39.29% as a result of additional tax exempt investments. The $112,000 or 23.83% increase in interest expense on deposits resulted from the dramatic growth of deposits as well as the generally higher rates paid for certificates of deposit. The rising interest rates paid were the product of a rising market, and not more aggressive pricing.

Based upon management's continuing evaluation of the loan portfolio, the provision for loan losses has increased $24,000 in 1996. This addition was made to maintain the allowance for loan losses at an appropriate level. On June 30, 1996, the Allowance for Loan Losses represented 1.21% of the outstanding loan balances.

Other Operating Income increased by $38,000 to $186,000 for 1996. This was a 25.68% increase over 1995. Service fees on deposits accounted for $15,000 of this amount and Other Income, including ATM fees and customer charges for checks and merchants credit cards were responsible for $17,000 of the increase. There were no security losses in 1996, as compared with a $6,000 loss in the 1995 period. Most of the relative gain in Other Operating Income occurred in the second quarter.

Salaries of employees and benefits increased $35,000 or 12.77%. In order to meet increased volumes of business, additions to the staff in loans, data processing and customer service were made over the past twelve months. The salary rate has increased approximately 5%.

Occupancy Expense is up $24,000 or 36.92% for the six month period. Maintenance and repairs increased $3,500 and Building Lease expense was $5,300 greater in 1996 due to increases in rent at the Calcutta office and the commencing of rental payment on the ATM/CBCT branch in Summit Plaza. The balance of Occupancy increases were the result of normal rises in costs. Federal Deposit Insurance premiums declined $34,000 while Other Expenses rose $32,000 or 14.41%. Other Expenses include supplies, audit expenses, postage, correspondent fees, collection expenses, and Ohio Franchise Tax. $6,600 was spent for a new debit card program to be introduced in August.

Income tax expense was $93,000 for the first six months of 1996, which was an 24.00% or $18,000 increase over 1995. This represents tax on additional earnings of the Company and a slight increase in the tax rate paid by the Bank to 27.43% from 26.13%.

Comparison of the Three Months Ended June 30, 1996 to 1995
- - ----------------------------------------------------------

The Company had Net Income of $131,000 for the three months ended June 30, 1996. Compared to the same period of 1995 when Net Income was $106,000, this marked a $25,000 or 23.58% increase. The Net Interest Income at $462,000 was up 11.33% over the year before. There was a $101,000 or 15.17% rise in Interest Income compared with a $54,000 or 21.51% increase in Interest Expense. Interest on Loans and Loan Fees of $567,000 was up $56,000 over the same period of 1995, which was an increase of 10.96%. The increase in the rate of growth of loans had slowed somewhat in the second quarter, but increases in the rate of interest paid on deposits also leveled off as the interest market stabilized. Other components of Interest Income making a significant impact were Federal Funds Sold income of $43,000 which was a $25,000 or a 138.89% increase over the second quarter of 1995. Note that deposits were growing more rapidly than loans. A $13,000 increase in Investment Income Exempt from Federal Income Taxes was a 46.43% increase so this impacted interest income most in the second quarter.

Interest Expense on Deposits was $299,000 for an increase over the second quarter of 1995 of $55,000 or 22.54%. The rate of increase in Interest Expense was down slightly from the first quarter. The amount of improvement in the interest margins for the second quarter at 11.33% was better than the first two quarters combined when the change was 7.97%. The relative gains in the Federal Funds Sold income and the reduction in Interest Expense on Deposits are primarily responsible for this improvement in the interest margin.

In order to maintain the allowance for loan losses at an appropriate level, and after careful evaluation by management of the composition of the loan portfolio, $15,000 was allotted as the provision for loan losses. This was a $4,000 decrease from the amount provided in the second quarter of 1995.

Other Operating Income increased by $38,000 to $107,000 in 1996 over the prior period. This is the same amount of increase as that of the entire first six months. An insurance commission check in the amount of $13,200 which is paid only annually and the amount of which depended upon 1995 sales and loss experience was received in the second quarter. This check combined with the relative improvement in service fees for drafts, checks, ATMs, and merchant cards resulted in this improvement.

Salaries and Employee Benefits in the second quarter of 1996 were $18,000 or 13.14% above the same period in 1995. There was a $25,000 increase in Officers' salaries included in this total. The addition of a new loan officer, and the promotion of an employee to officer status constituted most of this change. The slight change in the percent of increase in the second quarter over the six month period was because of employment of summer part-time help.

In the second quarter of 1996, Occupancy Expense was up $19,000 over 1995. A relatively larger part of the six month increase occurred in the second three months. Repairs, maintenance and insurance which accounted for $5,000 and this increase should not recur in the last two quarters of 1996. The $5,000 in lease expense will recur. Federal Deposit Insurance Premiums were down $17,000 and Other Expenses were up $33,000. The relative increase in Other Expenses for the entire six months occurred principally in the second quarter most of which can be accounted for by the VISA Debit Card expense and increases in collection expenses, audit fees, and postage costs.

Income before Taxes was $182,000 for the second quarter compared with $157,000 for the first quarter. This was $37,000 or 25.52% higher than 1995. Income Taxes were up $12,000.

LIQUIDITY AND CASH FLOWS

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and to take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturities of short-term loans and investments with the various types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds.

The Statement of Cash Flows for the six month period ended June 30, 1996 indicates an increase in Cash and Cash Equivalents from December 31, 1995, of $2,121,000 to $6,228,000; and an increase from June 30, 1995 of $2,559,000.
Operating Activities and Investing Activities were similar for the two six-month periods. An increase in deposits and a decrease in Other Borrowings resulted in a $2.66 million increase in Net Cash provided by Financing Activities. No cash dividends were paid in either of the six month periods.

Management is not aware of any known trends, events, or uncertainties that would have a material effect on either the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the liquidity, capital resources, or operations of the Company.

RISK ELEMENTS

The following schedule presents the non-performing assets at June 30, 1996, and December 31, 1995.

                                           June 30, 1996   December 31, 1995
                                           -------------   -----------------
                                                  (dollars in thousands)
Non-performing loans
 Loans past due 90 days
   or more                                    $ 269              $ 270
 Non-accrual loans                               23                 48
                                              -----              -----
      Total non-performing loans                292                318
                                              -----              -----

Other non-performing assets
 Other real estate owned                        135                111
 Repossessed assets                               0                  0
                                              -----              -----

      Total other non-performing
        assets                                  135                111
                                              -----              -----

      Total non-performing assets             $ 427              $ 479
                                              =====              =====

Non-performing loans as a
 percentage of total loans                     1.28%              1.44%

Non-performing assets as a
 percentage of total loans
 and other non-performing assets               1.86%              1.93%

During the six month period ended June 30, 1996, loans increased $580,000 while the allowance for loan losses increased a net $9,000 for the same period. This net increase in the provision is 1.55% of the amount of the loan increase. The percentage of allowance for loan losses to loans outstanding stood at 1.21% on June 30, 1996.

The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risks attributed to the loan portfolio. An on-going loan review program and credit approval process is used to maintain credit quality. Management performs a quarterly evaluation of the allowance for loan losses which incorporates internal loan review, actual historical losses, negative economic trends in the local and national market and other pertinent factors. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation process, believes that the allowance was at an adequate level as of June 30, 1996.

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings.

              None.

Item 2.    Changes in rights of the Company's Security holders.

           The process of exchanging shares of stock of 1st National Community Bank for shares of Tri - State 1st Bank, Inc. on a one - for - one basis in accordance with the Agreement and Plan of Reorganization adopted by the shareholders on April 24, 1996, began on May 31, 1996. The par value of the shares of the Bank was $6.25 per share while the shares of the Holding Company have no par value.
           However, the elimination of the par value of shares of the stockholders should have no material effect upon their rights as shareholders.

Item 3.    Defaults by the Company on its senior securities.

              None.

Item 4.    Results of votes of security holders.

           The following represents the results of matters submitted to a vote of the shareholders at the annual meeting held on April 24, 1996:

           Agreement and Plan of Reorganization:

           The shareholders voted to approve and adopt an Agreement and Plan of Reorganization dated as of March 26, 1996, between 1st National Community Interim Bank and Tri - State 1st Bank, Inc. and approved the merger of 1st National Community Bank into the Interim Bank, as follows:

              For                 153,446
              Against               2,100
              Abstain                 200

           Election of Directors:

           The following directors were elected to the Board of Directors and will serve terms to expire as follows:

              William E. Blair       1997
              Keith R. Clutter       1998
              Stephen W. Cooper      1997
              G. Allen Dickey        1998
              Marvin H. Feldman      1997
              Charles B. Lang        1999
              R. Lynn Leggett        1999
              John P. Scotford       1998
              John C. Thompson       1999

           Other:

           S.R. Snodgrass, A.C. was elected as the Bank's Independent Auditors for the 1996 fiscal year.


              For                 154,146
              Against                   0
              Abstain               1,600

Item 5.    Other Information.

              None.

Item 6.    Exhibits and Reports on Form 8 - K.

           (a) Exhibits.

              None.

           (b) Reports on Form 8 - K.

              None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tri - State 1st Bank, Inc.
                              (Registrant)




Date:               By:   /s/ Charles B. Lang
                          -------------------------

August 13, 1996           Charles B. Lang
                          President and Chief Executive Officer

Date:                By:  /s/ Keith R. Clutter
                          --------------------------
August 13, 1996           Keith R. Clutter
                          Secretary