Form 10QSB
period 1996-09-30
TRI STATE 1ST BANK INC
filed 1996-11-14
CIK 1010398

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C. 20549

                             FORM 10 - QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended September 30, 1996

                                  OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from __________ to __________

                  Commission File Number :   33 - 302132
                       TRI - STATE 1ST BANK, INC.
              ----------------------------------------------
    (Exact Name of small business issuer as specified in its charter)

OHIO                                      34-1824708
------                                    ------------
(State or other jurisdiction of           (IRS Employer
incorporation or organization)            Identification Number)

                          16924 ST. CLAIR AVENUE
                             P.O. BOX 796
                        EAST LIVERPOOL, OHIO 43920

                             (216) 385 - 9200
               ----------------------------------------

                   (Address, including zip code, and
                    telephone number, including area
                  code of Principal Executive Offices)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

Yes    X                No
      ---                    ----


As of November 11, 1996, there were 205,400 shares outstanding of the issuer's class of common stock.

                       TRI - STATE 1ST BANK, INC.
               INDEX TO QUARTERLY REPORT ON FORM 10 - QSB

                                                                     Page
                                                                     ----
Part I  Financial Information

        Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet
                   as of September 30, 1996 and December 31, 1995      3

                 Consolidated Statement of Income
                   for the three months ended
                   September 30, 1996 and 1995 and the
                   nine months ended September 30, 1996 and 1995       4

                 Consolidated Statement of Changes in Stockholders'
                   Equity for the nine months ended
                   September 30, 1996                                  5

                 Consolidated Statement of Cash Flows
                   for the nine months ended
                   September 30, 1996 and 1995                         6

                 Notes to Consolidated Financial Statements            7

        Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                  8

Part II Other Information                                             14


         Signatures                                                   15

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET
(Unaudited)

                                                      September 30, December 31,
                                                           1996        1995
                                                        ---------  -----------
                                                             (In Thousands)
ASSETS
Cash and due from banks                                $    3,079  $    2,440
Interest - bearing deposits with other banks                   28         117
Federal funds sold                                          4,050       1,550
Investment Securities:
  Available for sale                                        9,275       8,941
  Held to maturity (estimated market value of
    $2,320 and $1,775)                                      2,338       1,535
Loans                                                      22,992      22,117
Less allowance for loan losses                                278         266
                                                        ---------   ---------
              Net loans                                    22,714      21,851
Premises and equipment                                      1,234       1,288
Accrued interest and other assets                             548         914
                                                       ----------  ----------

              TOTAL ASSETS                             $   43,266  $   38,636
                                                       ==========  ==========

LIABILITIES
Deposits:
Noninterest - bearing demand                           $    5,559  $    5,020
Interest - bearing demand                                   8,668       6,709
Money market                                                4,957       4,365
Savings                                                     7,722       7,076
Time                                                       11,882      11,188
                                                       ----------  ----------
              Total deposits                               38,788      34,358
Other borrowings                                              304         375
Accrued interest and other liabilities                        245         217
                                                       ----------  ----------
              TOTAL LIABILITIES                            39,337      34,950
                                                       ----------  ----------
STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000
  shares authorized, 205,400 issued and
  outstanding                                               1,284       1,284
Surplus                                                     1,611       1,611
Retained earnings                                           1,110         793
Net unrealized loss on securities                             (76)         (2)
                                                       ----------  ----------
              TOTAL STOCKHOLDERS' EQUITY                    3,929       3,686
                                                       ----------  ----------

              TOTAL LIABILITIES AND
                STOCKHOLDERS' EQUITY                   $   43,266  $   38,636
                                                       ==========  ==========

See accompanying notes to the consolidated financial statements.

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                               Three Months Ended      Nine Months Ended
                                                 September 30,            September 30,
                                               1996        1995         1996        1995
                                              -----       -----        -----       -----
                                                (In Thousands Except Per Share Amounts)
INTEREST INCOME
Loans, including fees                      $    567     $    527     $  1,691     $  1,517
Interest - bearing deposits
  with other banks                                1            1            3            3
Federal funds sold                               49           31          113           75
Investment securities:
  Taxable                                       125          109          345          330
  Exempt from federal income tax                 45           29          123           85
                                           --------     --------     --------     --------
                 Total interest income          787          697        2,275        2,010
                                           --------     --------     --------     --------
INTEREST EXPENSE
Deposits                                        312          264          894          734
Other borrowings                                  5            7           17           22
                                           --------     --------     --------     --------
                  Total interest expense        317          271          911          756
                                           --------     --------     --------     --------

NET INTEREST INCOME                             470          426        1,364        1,254

Provision for loan losses                        13           29           37           60
                                           --------     --------     --------     --------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                               457          397        1,327        1,194
                                           --------     --------     --------     --------
OTHER OPERATING INCOME
Service fees on deposit accounts                 68           60          186          163
Investment security losses                       (4)           -           (4)          (6)
Other                                            17           22           85           73
                                           --------     --------     --------     --------
                  Total other
                    operating income             81           82          267          230
                                           --------     --------     --------     --------


OTHER OPERATING EXPENSE
Salaries and employee benefits                  165          152          474          426
Occupancy                                        42           29          131          102
Furniture and equipment                          31           34           95           96
Federal deposit insurance premiums                -            -            1           35
Other                                           138          114          392          336
                                           --------     --------     --------     --------
                  Total other operating
                    expense                     376          329        1,093          995
                                           --------     --------     --------     --------

Income before income taxes                      162          150          501          429
Income taxes                                     40           38          133          113
                                           --------     --------     --------     --------

NET INCOME                                 $    122     $    112     $    368     $    316
                                           ========     ========     ========     ========

EARNINGS PER SHARE                         $   0.59     $   0.55     $   1.79     $   1.54

AVERAGE SHARES OUTSTANDING                  205,400      205,400      205,400      205,400

See the accompanying notes to the consolidated financial statements.

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                                               Net
                                                                            Unrealized
                                         Common                 Retained     Loss on
                                         Stock      Surplus     Earnings    Securities     Total
                                        --------    -------     --------    -----------   -------
                                                  (In Thousands Except Per Share Amount)

Balance, December 31, 1995              $ 1,284     $ 1,611      $ 793     $     (2)     $ 3,686
Net income                                                         368                       368
Dividends declared ($.25 per share)                                (51)                      (51)
Net unrealized loss on
 securities                                                                     (74)         (74)
                                        -------     -------     -------     --------      -------

Balance, September 30, 1996             $ 1,284     $ 1,611     $ 1,110     $   (76)      $ 3,929
                                        =======     =======     =======     ========      =======








See accompanying notes to the consolidated financial statements.

Tri - State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                           1996        1995
                                                          -----       -----
                                                             (In Thousands)
OPERATING ACTIVITIES
Net income                                               $    368    $    316
Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Provision for loan losses                                    37          60
  Depreciation and amortization, net                          133         106
  Investment security losses                                    4           6
  Increase in accrued interest receivable                     (52)        (36)
  Increase in accrued interest payable                         52          65
  Other                                                       379          64
                                                         --------    --------
       Net cash provided by operating activities              921         581
                                                         --------    --------

INVESTING ACTIVITIES
Investment securities available for sale:
 Proceeds from sales                                          775         500
 Proceeds from principal repayments and maturities            930         524
 Purchases of securities                                   (2,174)       (510)
Investment securities held to maturity :
 Proceeds from principal repayments and maturities            132         288
 Purchases of securities                                     (940)       (302)
Net loan originations                                        (943)     (2,851)
Acquisition of premises and equipment                         (33)        (71)
Proceeds from sale of real estate owned                        74           -
                                                         --------    --------
       Net cash used by investing activities               (2,179)     (2,422)
                                                         --------    --------
FINANCING ACTIVITIES
Net increase in deposits                                    4,430       1,606
Principal payments on other borrowings                        (71)        (66)
Cash dividends paid                                           (51)        (47)
                                                         --------    --------
       Net cash provided by financing activities            4,308       1,493
                                                         --------    --------

       Increase (decrease) in cash and cash equivalents     3,050        (348)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD            4,107       4,420
                                                         --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD               $  7,157    $  4,072
                                                         ========    ========

See accompanying notes to the consolidated financial statements.

  Tri - State 1st Bank, Inc. and Subsidiary
  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
  (Unaudited)

  NOTE 1 - BASIS OF PRESENTATION
  ------------------------------

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

  Tri - State 1st Bank, Inc. and Subsidiary
  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

  FINANCIAL CONDITION
  -------------------

  Total Assets on September 30, 1996 of $43,266,000 had increased approximately $4.6 million over the $38,636,000 reported as of December 31, 1995. This is a 12.0% increase for the nine month period. Over that same period, Total Securities increased to $11,613,000 from $10,476,000, which represents a $1,137,000 or 10.9% increase. Included in Total Securities, the Securities Available for Sale increased by $334,000 or 3.7% to $9,275,000 on September 30, 1996, and Investment
  Securities had increased by $803,000 or 52.3% to $2,338,000. Net Loans of $22,714,000 on September 30, 1996, reflect an increase of $863,000 or 4.0% during the nine month period.

  Total Assets increased more rapidly than the demand for loans deemed to meet the credit standards of the Bank. The net increase in loans accounted for only 18.6% of the $4.6 million asset growth. Additions to securities represented 24.6% of the asset growth while a $2.5 million increase in Federal Funds Sold represented 54.0%. The remaining 2.8% increase in Total Assets was the net effect of changes in other components of Total Assets.

  The net growth in loans resulted from a steady increase in nearly every
  loan type.   There was an increase in the residential real estate loans of $251,000 or 2.6%. The largest dollar increase was commercial loans which was up $306,000 or 7%, and the largest percent increase came in the revolving secured lines of credit at 13% on an increase of $102,000. Other increases were non-residential up $188,000 or 6.1% and consumer loans up $234,000 or 6.5%. Construction loans were down $120,000 or 60% and municipal loans were down $96,000 or 22%. Management has concentrated its efforts over the past year on attracting commercial and consumer loans, since they generally provide a higher yield to the bank, in an effort to achieve a more balanced loan mix. Some progress is being made. Residential real estate loans on September 30, 1996, represented 43.3% of the Total Loans of the Bank versus 43.9% on December 31, 1995.

  The increase in the Total Securities is part of bank strategy to make additions to the securities portfolio methodically in order to employ funds not required for loans in a manner which will provide the greatest safety, liquidity and earnings for the Bank. For the period ended
  September 30, 1996, $904,000 of the total of $1,137,000 which was added in the area of Securities was issued by States and Political Subdivisions. While the effect of these purchases was to extend the average maturity of the security portfolio it also resulted in an increase in the tax equivalent yield on Bank securities. The addition of $803,000 in securities designated Held to Maturity was intended primarily to add to the safety and improved earnings of the Bank, rather than liquidity. The increase in Federal Funds Sold represented the greatest percent increase in Assets. Federal Funds are

  -------------------

  used to meet the daily cash liquidity needs of the Bank. The amount placed in these funds fluctuates generally between $1 million and $4 million. These funds are loaned on a daily basis to other commercial banks that meet the capital requirements of the regulatory authorities and of the Bank. On December 31, 1995, Federal Funds Sold represented 7% of Total Assets while on September 30, 1996, they represented 9.4% of Total Assets. Assets grew $4.6 million over the nine month period of which $2.5 million was in Federal Funds Sold at the end of the period.

  Accrued Interest and Other Assets decreased over the nine month period by $356,000 to a total of $548,000 on September 30, 1996. This decrease is explained by principal and interest outstanding on a matured U. S. Treasury bond on the books on December 31, 1995 which was cleared in the first quarter.

  There was an increase in Total Deposits in the amount of $4,430,000 or 12.9% to $38,788,000 on September 30, 1996. Deposits totaled $34,358,000 on December 31, 1995. This increase is above-average growth for the Bank for a nine months period. The growth occurred in all types of deposit accounts as follows: Noninterest-Bearing Demand was up 10.7%, Interest-Bearing Demand up 29.2%, Money Market up 13.6%, Savings up 9.1% and Time Deposits were up 6.2%. The greatest relative increase in deposits was in the Lisbon office which is the newest banking office and a new market to the Bank. The Bank offered no new deposit products or services which would account for this growth, nor did the Bank offer excessive rates of interest in relation to its competition in order to attract new deposits. The Bank's extended hours at all offices and high-quality, personal service is the most likely reason for this above-average growth.

  Shareholders' Equity increased $243,000 or 6.6% from December 31, 1995, to $3,929,000 on September 30, 1996. During the same period, Retained Earnings increased $317,000 or 40.0% to $1,110,000. The Net Unrealized
  Loss on Securities of $76,000 compared with a loss of $2,000 on December 31, 1995 reflected the rise in interest rates since the end of 1995.
  This has resulted in a decline in value of the securities in line with bond market conditions. These market valuation conditions are monitored closely and are considered temporary in nature.

  RESULTS OF OPERATIONS
  ---------------------

  Comparison of the Nine Months Ended September 30, 1996 to 1995
  --------------------------------------------------------------

  The Company had Net Income of $368,000 for the period ended September 30, 1996. For the same nine month period of 1995, the Bank earned
  $316,000.  The increase of $52,000 represents a 16.5% change over 1995.

  The Net Interest Income for the first nine months of 1996 was up $110,000 from nine months of 1995 for an increase of 8.8%. A major factor contributing to this increase was the $174,000 or 11.5% increase in interest and fees on loans. A 5.2% increase in total loans and the more favorable mix of loans providing higher average yields are primarily responsible for the increased loan income. Federal Funds Sold

  Comparison of the Nine Months Ended September 30, 1996 to 1995
  (Continued)
  --------------------------------------------------------------

  income was up $38,000 or 50.7% as a result of a larger amount of investible funds and higher interest rates. Interest income on securities exempt from federal income taxes was up $38,000 or 44.7% as a result of the purchase of a larger portion of the securities portfolio in tax exempt investments. The Government securities and other debt securities income was up only $15,000 or 4.5%.

  A $155,000 or 20.5% increase in total interest expense was the result of $6,000,000 growth of deposits, the fact that the greatest amount of growth occurred in interest bearing deposits and the rising rates of interest in early 1996.

  Based upon management's continuing evaluation of the loan portfolio, $37,000 has been provided for loan losses in 1996. This addition was made to maintain the allowance for loan losses at an appropriate level. On September 30, 1996, the Allowance for Loan Losses represented 1.21% of the outstanding loan balances. The actual provision for loan and lease losses was $37,000 for nine months in 1996 versus $60,000 for the same period in 1995, a decrease of 38.3%.

  Non-Interest Income increased by $37,000 to $267,000 for the first nine months of 1996 compared with 1995, for a 16.1% increase. Service fees on deposits accounted for two-thirds of this amount with the balance resulting from ATM fees, customer charges for checks, merchants credit cards and other income items. There have been $4,000 of security losses for the nine month period in 1996 compared with a $6,000 loss in the 1995 period.

  Salaries of employees and benefits increased $48,000 or 11.3%. Staff additions to meet the increased volumes of business accounted for the largest portion of the increase although an increase in the wages of existing staff averaging approximately 5% in the third quarter also accounts for some of the increase.

  Occupancy Expense for the nine month period ending September 30, 1996 increased $29,000. This primarily may be attributed to first-time rental expense having been incurred for the ATM/CBCT branch in Summit Plaza, as well as, higher rent in 1996 at the Calcutta office. Other Expense increased $56,000 or 16.7% in 1996. Despite a $34,000 decline in Federal Deposit Insurance premiums, Other Expenses rose as a result of the costs associated with the introduction of two new services, Merchant Visa/Mastercard, and Visa Check Card. Also contributing to the higher level of Other Expenses were increases for audit services, postage, paper supplies, and collections.

  Income tax expense was $133,000 for the first nine months of 1996, which was an 17.7% or $20,000 increase over the same period of 1995. This increase in taxes resulted from additional earnings but would have been greater except for an increase in securities purchased which produce non-taxable income.

  Comparison of the Three Months Ended September 30, 1996 to 1995
  ---------------------------------------------------------------

  The Company had Net Income of $122,000 for the three months ended September 30, 1996. Compared to the same period of 1995 when Net Income was $112,000, this marked a $10,000 or 8.9% increase. The Net Interest Income at $470,000 was up 10.3% over the year before. There was a $90,000 or 12.9% rise in Interest Income compared with a $46,000 or 17.0% increase in Total Interest Expense. Interest on Loans and Loan Fees of $567,000 was up $40,000 over the same period of 1995, which was an increase of 7.6%. The rate of growth of Net Loans at 1.3% had slowed somewhat in the third quarter of 1996, while deposits grew 3.3% and there was some shifting out of low interest demand deposits and savings and there was a shift into relatively higher cost deposits such as Money Market and Certificates of Deposit. Other components of Interest Income which had an impact on earnings included Federal Funds Sold income which was up $18,000 or 58.1%. The Bank had more liquid funds on hand as deposits were growing more rapidly than loans. A $14,000 increase in Investment Income represented a 9.3% increase, and was $30,000 or 21.7% better than the third quarter of 1995.

  Total Interest Expense for the third quarter was $317,000 for an increase over the third quarter of 1995 of $46,000 or 17.0%. This rate of increase was relatively the same as the first two quarters of 1996.

  The Net Interest Income for the quarter at $470,000 was 10.3% higher than the same quarter of 1995 which was $426,000. The relatively larger portion of assets in higher yielding loans offset the rising cost of deposits resulting in the increase in for the quarter.

  In order to maintain the allowance for loan losses at an appropriate level, and after careful evaluation by management of the composition of the loan portfolio, $13,000 was allotted as the provision for loan losses. This was $16,000 less than the amount provided in the third quarter of 1995.

  Total Non-Interest Income and Gains/Losses amounted to $81,000 in the third quarter. This compares with $82,000 in the third quarter of 1995 and is down from the first two quarters of 1996. An increase in fees on deposit accounts was more than offset by $9,000 drop in Other Income. This resulted from a $4,300 loss taken on security sales and a $4,600 loss taken on the sale of two OREO properties.

  Salaries and Employee Benefits for the three months ended September 30, 1996 were $13,000 or 8.6% higher than the same period in 1995. There was an additional officer and other staff members on the payroll in this quarter of 1996 that were not on staff in 1995. Employee salary increases were granted during the third quarter in the average amount of 5%, and medical and disability insurance expense increased. Part-time replacements were also used in the third quarter during vacations.

  In the third quarter of 1996, Occupancy Expense was $13,000 over the same quarter of 1995 at $42,000. Higher rental payments accounted for most of the difference.

  Comparison of the Three Months Ended September 30, 1996 to 1995
  (Continued)
  ---------------------------------------------------------------

  Other Expenses were $138,000 for the third quarter which was up $24,000 from the same period of 1995. Audit expenses were up due to special audit fees in the third quarter of 1996 for services including the formation of the holding company, and because of the Merchant Visa/ MasterCard program, repossession costs and a home equity promotion in which the Bank paid customer closing costs.

  The Net Current Earnings before Taxes was $162,000 for the third quarter. This was $12,000 over the same period in 1995 for an increase of 8.0%. The Income Tax Provision was $40,000 which was $2,000 more than the same quarter in 1995.


  LIQUIDITY AND CASH FLOWS
  ------------------------

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

  The Consolidated Statement of Cash Flows for the nine month period ended September 30, 1996 indicates an increase in Cash and Cash Equivalents from September 30, 1995, of $3,085,000 to $7,157,000. Operating
  Activities produced a positive $340,000 increase and Investing Activities used $243,000 less cash than in the prior nine month period. A significant increase in deposits was responsible for the $2.8 million increase in Net Cash provided by Financing Activities.

  Management is not aware of any known trends, events or uncertainties that would have a material effect on either the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by the regulatory authorities which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

  However, a recent decision of the Federal Deposit Insurance Corporation will require banks to help retire a debt of FICO which was established to cover the losses of failed Savings & Loan Associations of the thrift industry, and this payment of extra premiums will begin effective January 1, 1997.

  RISK ELEMENTS
  -------------

  The following schedule presents the non-performing assets at September 30, 1996, and December 31, 1995.

                                    September 30, 1996   December 31, 1995
                                    ------------------   -----------------
                                            (dollars in thousands)
  Non-performing loans
   Loans past due 90 days
     or more                              $ 190              $ 270
   Non-accrual loans                        111                 48
                                          -----              -----
        Total non-performing loans          301                318
                                          -----              -----
  Other non-performing assets
   Other real estate owned                   56                111
   Repossessed assets                         -                  -
                                          -----              -----
        Total other non-performing
          assets                             56                111
                                          -----              -----
        Total non-performing assets       $ 357              $ 429
                                          =====              =====

  Non-performing loans as a
   percentage of total loans               1.33%              1.44%

  Non-performing assets as a
   percentage of total loans
   and other non-performing assets         1.56%              1.93%

  During the nine month period ended September 30, 1996, loans increased $875,000 or 4.0% while the allowance for loan losses increased $12,000 or 4.5% since December 31, 1995. The percentage of allowance for loan losses to loans outstanding stood at 1.21% on September 30, 1996.

  The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risks attributed to the loan portfolio. An on-going loan review program and credit approval process is used to maintain credit quality. Management performs a quarterly evaluation of the allowance for loan losses which incorporates internal loan review, actual historical losses, negative economic trends in the local and national market and other pertinent factors. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation process, believes that the allowance was at an adequate level as of September 30, 1996.

  PART II - OTHER INFORMATION

    Item 1   -  Legal Proceedings

                NONE

    Item 2   _  Changes in rights of the Company's Security holders

                NONE

    Item 3   -  Defaults by the Company on its senior securities

                NONE

    Item 4   -  Results of votes of security holders

                NONE

    Item 5   -  Other information

                NONE

    Item 6   -  Exhibits and Reports on Form 8-K

                NONE

  SIGNATURES

       Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Tri - State 1st Bank, Inc.
                                (Registrant)




  Date:               By:   /s/ Charles B. Lang
                            -------------------------
  November 11, 1996         Charles B. Lang
                            President and Chief Executive Officer



  Date:                By:  /s/ Keith R. Clutter
                            --------------------------
  November 11, 1996         Keith R. Clutter
                            Secretary