Form 10KSB
period 1996-12-31
TRI STATE 1ST BANK INC
filed 1997-03-31
CIK 1010398

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                               FORM 10 - KSB

           [ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the fiscal year ended December 31, 1996
                                    OR
           [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                 OF THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from            to
                                         ------------  ------------

                     Commission File Number:  33 - 302132

                        TRI - STATE 1ST BANK, INC.
        (Exact name of small business issuer as specified in its charter)

Ohio                                                                34-1824708
-----------------------                                -----------------------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

16924 St. Clair Avenue
P.O. Box 796
East Liverpool, Ohio                                                     43920
-----------------------                                -----------------------
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:    (330) 385-9200
                                                       --------------

Securities registered under Section 12(b) of the Exchange Act:    None
                                                                  ----

Securities registered under Section 12(g) of
the Exchange Act:      Common Stock, no par value
                       --------------------------
                           (Title of Class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                          Yes    X           No
                               ---               ---

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S - B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 -
KSB or any amendment to this Form 10 - KSB.      [X]

     Issuer's revenues for its most recent fiscal year.    $3.4 million.

The aggregate market value of the voting stock held by non - affiliates computed by reference to the averaged bid and ask price on March 20, 1997, was $ 4,852,320 (147,040 shares at $33.00 per share).

As of December 31, 1996, there were issued and outstanding 205,400 shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1996 are incorporated by reference into Parts I and II, and portions of the Proxy Statement for the annual shareholders meeting held March 19, 1997 are incorporated by reference into Part III.

                                  PART I

Item 1. Business

General
-------
Certain information required by this section is presented on page 1 of the 1996 Annual Report and is incorporated herein by reference.

Tri-State 1st Bank, Inc. (the "Company") is the parent company for 1st National Community Bank (the "Bank"), with principal executive offices of both the Company and the Bank located in East Liverpool, Ohio. At December 31, 1996, the Bank had 28 full - time and 2 part - time employees.

Supervision and Regulation
--------------------------
The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended and the Securities and Exchange Commission.

Deposits maintained with the Bank are insured up to regulatory limits by the FDIC, and accordingly, are subject to deposit insurance assessments to
maintain the Bank Insurance Fund ("BIF") administered by the FDIC.   The
Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 ("The FDIC Improvement Act") covered a wide expanse of Banking regulatory issues. The FDIC Improvement Act dealt with the capitalization of the BIF, with deposit insurance reform, including requiring the FDIC to establish a risk - based premium assessment system, and with a number of other regulatory and supervisory matters. On December 11, 1995, the FDIC adopted reduced assessment rates for the semiannual assessment period beginning January 1, 1996. The resulting annual assessment rates ranged from $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories, subject to a minimum assessment. As a result of the Bank meeting certain capital requirements, the premium assessment for 1996 was nominal, and the assessment for 1997 is also expected to be relatively insignificant.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Law"), various federal banking laws were amended to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law allowed, effective September 29, 1995, the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. The Bank anticipates use of the Interstate Banking Law to facilitate the acquisition of a branch in another state, as referenced to in the "Market Area" discussion below.

The monetary policies of regulatory authorities, including the Federal Reserve Board, have a significant effect on the operating results of banks and bank holding companies. The nature of future monetary policies and the effect of such policies on the future business and earnings of the Company cannot be predicted.

Management is not aware of any current recommendations by regulatory authorities which, if they were to be implemented, would have a material effect on liquidity, capital resources or operations of the Company.

Competition
-----------
The Bank functions in a highly competitive environment. In addition to other commercial banks, savings and loans, and savings banks, the Bank must also contend with other providers of financial services including finance companies, credit unions and insurance companies. The Bank's immediate competition emanates specifically from National City Bank, Banc One, Potters Savings & Loan, Central Federal Savings & Loan and Perpetual Savings Bank. Each of these competitors operate in varying capacities within the Columbiana County area, the market region shared with the Bank. Despite having access to less resources and smaller lending limits, the Bank remains competitive in its service area with respect to interest rates and fees charged on loans, interest rates paid on time and savings deposits, and service charges on
deposit accounts.   The deposit base of the Bank is relatively stable;
seasonal fluctuations in the amount of deposits have not been experienced. All of the Bank's deposits emanate from inside the United States.

Market Area
-----------
The Bank's primary market area is East Liverpool and Lisbon, Ohio and surrounding communities in the tri - state area which includes eastern Ohio, northern West Virginia and southwestern Pennsylvania and is known as the Upper Ohio Valley. In an attempt to enhance its branch network, the Bank entered into a Branch Purchase and Assumption Agreement with United Bankshares, Inc., on February 25, 1997 to acquire the assets and assume the deposits and other liabilities of United Bankshares, Inc.'s New Cumberland, West Virginia branch.
 The purchase price is $157,000 in cash plus the value of all deposit accounts based upon the balance as of the date of closing at a premium of 5 1/2% of account balances. Consummation and closing are anticipated by June 30, 1997 or such earlier date agreed to by the parties, so long as prior to that date the parties have received all necessary regulatory approvals with respect to the contemplated transaction and all waiting periods required by such approvals have expired. This acquisition is ultimately expected to have a positive impact on net income and future earnings per share.

Statistical Disclosures by Bank Holding Companies
-------------------------------------------------

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

Information required by this section is presented on pages 5 through 6 of the 1996 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A.  Book Value of Investment Portfolio

Information required by this section is presented on pages 17 and 18 of the 1996 Annual Report and is incorporated herein by reference.

B.  Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 1996, and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields weighted for the scheduled maturity of each investment.

                                               1 Year      5 Years
                                   Within 1    Through     Through      Over 10
                                     Year       Years      10 Years      Years       Total
                                  ---------  ----------   ----------   ---------  ----------
                                                   (Dollars in thousands)
U. S. Treasury securities
  and other U.S. Government
  agencies and corporations       $   2,148  $    3,997   $      800   $          $    6,945
Obligations of states and
    political subdivisions               37       1,647        2,401         291       4,376
Mortgage-backed securities              334         311           10                     655
Equity securities                                                211         211
                                  ---------  ----------   ----------   ---------  ----------
                                  $   2,519  $    5,955   $    3,211   $     502  $   12,187
                                  =========  ==========   ==========   =========  ==========
U. S. Treasury securities
  and other U.S. Government
  agencies and corporation             5.61%       6.45%        7.23%          -%
Obligations of states and
    political subdivisions             6.06        7.31         7.51        7.67
Mortgage-backed securities             6.67        8.21         6.08           -
Equity securities                         -           -            -        7.00
                                  ---------  ----------   ----------   ---------
                                       5.75%       6.78%        7.44%       7.39%
                                  =========  ==========   ==========   =========

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C.  Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the Company's shareholders' equity at December 31, 1996.

III.  Loan Portfolio

A.  Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                                         At December 31,
                                        -------------------------------------------------
                                                  1996                     1995
                                        -----------------------   -----------------------
                                          Amount       Percent      Amount       Percent
                                        ----------   ----------   ----------   ----------
                                                     (Dollars in Thousands)
Type of Loan
Real Estate Loans:
    Construction                        $       84         0.35%  $      199         0.90%
     1 - 4 Family                           11,443        47.53       10,519        47.47
    Commercial                               3,218        13.37        3,067        13.84

Commercial Loans                             5,544        23.03        4,778        21.56

Consumer Loans                               3,784        15.72        3,595        16.22
                                        ----------   ----------   ----------   ----------

      Total                                 24,073       100.00%      22,158       100.00%
                                        ==========   ==========   ==========   ==========

Less:
    Deferred loan origination fees
         and costs                              22                        41
    Allowance for possible loan losses         290                       266
                                        ----------                ----------

      Net loans                         $   23,761                $   21,851
                                        ==========                ==========

The Bank's lending policy requires the application and satisfaction of certain underwriting standards prior to funding any loan, among which are documentation requirements to include credit and collateral value analysis. Credit qualification entails evaluation of business cash flows or consumer income available to service debt payments. Secondary sources of repayment, including collateral and guarantees may be requested as well. Lending opportunities typically are restricted to the market areas the Bank's branches serve.

The Bank's lending strategy has historically focused on the origination and retention of a mixture in its portfolio of commercial loans, one - to - four family mortgage loans and, to a lesser extent, working capital loans in the form of credit lines and term notes, personal loans, and home equity loans. Commercial real estate loans are granted for the acquisition or improvement of real property. Generally, commercial real estate loans do not exceed 70% of the appraised value of the property pledged to secure the transaction. With repayment typically contingent upon successful operation of the subject real estate, this is carefully scrutinized prior to approval.


Real estate construction loans are granted for the purpose of construction improvements to real property, both commercial and residential. Real estate loans secured by one - to - four family residential housing properties are granted subject to statutory limits regarding the maximum percentage of appraised value of the mortgaged property. Residential loan terms are normally established based upon factors such as interest rates in general, the supply of money available to the Bank and the demand for such loans.

Consumer loans represent the extension of financing to customers for personal expenditures or household purposes. Creditworthiness is evaluated on the basis of projected repayment capacity as well as credit history. Such loans are granted in the form of installment or revolving transactions.

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 1996, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                        Maturing
                                           -----------------------------------
                                              Within     Through
                                              1 Year    Five Years     Total
                                           ----------   ----------   ---------
                                                (Dollars in Thousands)

Commercial and agricultural                $    2,460   $    3,084   $   5,544
Real estate - construction                         84                       84
                                           ----------   ----------   ---------

      Total                                $    2,544   $    3,084   $   5,628
                                           ==========   ==========   =========

Sensitivity of loans to interest rates:
  Predetermined interest rates                          $    3,084   $   3,084
  Floating interest rates                                        -           -
                                                        ----------   ---------

      Total                                             $    3,084   $   3,084
                                                        ==========   =========


C.  Risk Elements

Certain information required by this section is presented on pages 2, 7 and 19 of the 1996 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non-performing assets:

                                                   At December 31,
                                                 1996         1995
                                              ----------   ---------
                                               (Dollars in Thousands)
Loans past due 90 days or more and
   still accruing interest                    $      236   $     270
Nonaccrual loans                                                  48
Impaired loans                                       111           -
                                              ----------   ---------

Total non-performing loans                           347         318

Other real estate owned                               54         111
                                              ----------   ---------

Total non-performing assets                   $      401   $     429
                                              ==========   =========

Non-performing assets to
  allowance for loan losses                       138.28%     161.28%


Non-performing assets include non - performing loans and other real estate owned. The Bank's non-performing assets, do not represent or result from trends or uncertainties which management reasonably expects will materially
impact future operating results,  liquidity or capital resources.   Impaired
loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement. The Bank evaluates such loans for impairment individually and does not aggregate loans by major risk classifications. The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan. Factors considered by management in determining impairment include changes in repayment capacity, payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected future cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans. When foreclosure is probable, impairment is measured based on the fair value of the collateral.

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower's prior payment record, and he amount of shortfall in relation to the principal and interest owed.

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their agreements is dependent upon the economic stability of the tri - state area. At December 31, 1996, the Corporation did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 1997 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV.  Summary of Loan Loss Experience

A.  Analysis of Loan Loss Experience

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:


                                                  At December 31,
                                              -----------------------
                                                  1996         1995
                                              ----------   ----------
                                               (Dollars in Thousands)

Balance, January 1                            $      266   $      233
Charge - offs:
   Commercial and agricultural                        16            -
   Real estate mortgages                                            -
   Consumer                                           25           51
                                              ----------   ----------

Total charge - offs                                   41           51

Loan recoveries:
   Commercial and agricultural                         1            -
   Real estate mortgages                                            -
   Consumer                                           15           16
                                              ----------   ----------

Total loan recoveries                                 16           16
                                              ----------   ----------

Net charge - offs                                     25           35
                                              ----------   ----------

Provision charged to
  operations                                          49           68
                                              ----------   ----------

Balance, December 31                          $      290   $      266
                                              ==========   ==========

Net charge - offs as a percent
  of average loans                                  0.11%        0.17%

The Bank believes that the allowance for loan losses at December 31, 1996 is adequate to cover losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1996.

B.  Allocation of the Allowance for Possible Loan Losses

The allocation of the allowance for possible loan losses is predicated upon periodic review and evaluation of individual loans, past loss experience, risk elements associated with particular loan categories, and the impact of the economic environment. The allowance for loan losses is available to absorb credit losses arising from individual or portfolio segments. When losses on specific loans are identified, the portion deemed uncollectable is charged off.

The Bank monitors its loan portfolio on a monthly basis, taking into consideration the status of potential problem loans and non - performing assets, as well as trends in delinquencies. Management's determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the credit portfolio and other relevant factors. In addition to the estimate of the amounts and timing of expected future cash flows on impaired loans, other components of the allowance for loan losses include estimates for loan losses associated within the commercial, consumer and real estate mortgage portfolios, general amounts for historical loss experience, uncertainties in estimating losses, and inherent risks in the various credit portfolios.

Though impossible to predict what 1997 losses will be, management estimates that net losses should not exceed approximately $18,500 or less than .08% of net loans outstanding at December 31, 1996.

V.  Deposits

A.  Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

                                              Year Ended December 31,
                                              -----------------------
                                                  1996       1995
        Amount                                ----------   ----------
-----------------------                       (Dollars in thousands)
Noninterest - bearing demand                  $    5,127   $    4,459
Interest - bearing demand                          7,560        5,849
Savings                                            7,575        7,081
Money market                                       4,847        4,673
Time                                              11,648        9,964
                                              ----------   ----------

      Total                                   $   36,757   $   32,026
                                              ==========   ==========


          Rate
-----------------------
Noninterest - bearing demand                           -%           -%
Interest - bearing demand                           2.75         2.77
Savings deposits                                    2.98         2.99
Money market                                        3.01         3.12
Time deposits                                       5.33         4.97

The following table sets forth the remaining maturity of time certificates of deposit in denominations of $100,000 or more.

                                              December 31,
                                                 1996
                                              ----------
                                            (In thousands)
3 months or less                              $      693
Over 3 months through 6 months                       300
Over 6 months through 12 months                      419
Over 12 months                                       377
                                              ----------

      Total                                   $    1,789
                                              ==========

VI.  Return on Equity

The required information is incorporated by reference to page 2 of the 1996 Annual Report.

VII. Short-Term Borrowings

This information is not required as the average balance of short - term borrowings during 1996 was less than 30 percent of stockholders' equity.

Item 2.  Properties

The following are the principal locations of operations of the Company and
Bank:

                                    Own or            Term of
Description                          Rent              Lease
--------------------------         --------          ---------

Executive offices of the
  Company and Bank and
  main branch
16924 St. Clair Avenue
East Liverpool, OH 43920             Own                N/A

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432                     Own                N/A

Branch office                                          Lease
15703 St Rt 170                                     expiration:
Calcutta, OH 43920                  Rent             12/01/05

CBCT Branch                                            Lease
Wal Mart Store                                      expiration:
East Liverpool, OH 43920            Rent             05/31/98

Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

Item 3.  Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to banking, to which the Company or the Bank is a party or of which any of the Company's or Bank's property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of 1996.

                                   PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The required information is incorporated by reference to pages 1 through 2 of the 1996 Annual Report.

Item 6.  Management's Discussion and Analysis or Plan of Operation.

The required information is incorporated by reference to pages 2 through 8 of the 1996 Annual Report.

Item 7.  Financial Statements.

The required information is incorporated by reference to pages 9 through 28 of the 1996 Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

                                  PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The required information is incorporated by reference to pages 4 through 10 of the Proxy Statement.

Item 10.  Executive Compensation

The required information is incorporated by reference to pages 7 through 8 of the Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The required information is incorporated by reference to pages 8 through 10 of the Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.

The required information is incorporated by reference to pages 14 through 15 of the Proxy Statement.

Item 13.   Exhibits and Reports on Form 8 - K.

The following documents are filed as part of this report, except as may be indicated:

(1)  Financial Statements:

The following Consolidated Financial Statements of Tri - State 1st Bank, Inc. together with the Report of Independent Auditors dated January 17, 1997, except for Note 9, as to which the date is January 23, 1997 are included in the 1996 Annual Report of the registrant which is referenced in Part II, Item 7-Financial Statements and are incorporated herein:

                                                                       Page
                                                                     Reference
                                                                     ---------

Report of Independent Auditors.                                          9
Consolidated Balance Sheet, December 31, 1996 and 1995.                 10
Consolidated Statement of Income for the years
   ended December 31, 1996 and 1995.                                    11
Consolidated Statement of Stockholders' Equity for the
   years ended December 31, 1996 and 1995.                              12
Consolidated Statement of Cash Flows for the years ended
   December 31, 1996 and 1995.                                          13
Notes to Consolidated Financial Statements                           14-28

(2)  Exhibits:

Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S - B.

     (3.1) Articles of Incorporation of the registrant are incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

     (3.2) By-laws of the registrant are incorporated by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

     (13) Annual Report to Security Holders for the year ended December 31, 1996, filed herewith as exhibit 13.

     (21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

     (27) Financial Data Schedule for the year ended December 31, 1996, filed herewith as exhibit 27.

                                  SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           Tri - State 1st Bank, Inc.



Date:  March 28, 1997                      /s /  Charles B. Lang
                                           ----------------------------
                                           Charles B. Lang
                                           President
                                           (Principal Executive Officer)


Date:  March 28, 1997                      /s /  Keith R. Clutter
                                           ----------------------------
                                           Keith R. Clutter
                                           Secretary
                                           (Principal Financial Officer)



Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

        Name                               Title                    Date
----------------------------         -----------------         --------------

/s /  Charles B. Lang                 President                March 28, 1997
-----------------------
Charles B. Lang

/s /  Keith R. Clutter                Secretary                March 28, 1997
-----------------------
Keith R. Clutter

/s /  William E. Blair                Director                 March 28, 1997
-----------------------
William E. Blair

/s /  Stephen W. Cooper               Director                 March 28, 1997
-----------------------
Stephen W. Cooper

/s /  G. Allen Dickey                 Director                 March 28, 1997
-----------------------
G. Allen Dickey

/s /  Marvin H. Feldman               Director                 March 28, 1997
-----------------------
Marvin H. Feldman

/s /  R. Lynn Leggett                 Director                 March 28, 1997
-----------------------
R. Lynn Leggett

/s /  John P. Scotford, Sr.           Director                 March 28, 1997
-----------------------
John P. Scotford, Sr.

/s /  John C. Thompson                Director                 March 28, 1997
-----------------------
John C. Thompson

10