Form 10QSB
period 1997-03-31
TRI STATE 1ST BANK INC
filed 1997-05-14
CIK 1010398

                          SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10 - QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

         For the quarterly period ended March 31, 1997

                                       OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from __________ to __________

                  Commission File Number :   33 - 302132

                        TRI-STATE, 1ST BANK, INC.
                        -------------------------
        (Exact Name of small business issuer as specified in its charter)

OHIO                                                         34-1824708
-----                                                        ----------
(State or other jurisdiction of                              (IRS Employer
incorporation or organization)                               Identification
                                                          Number)

                          16924 St. Clair Avenue
                              P.O. Box 796
                         East Liverpool, Ohio 43920
                             (330) 385 - 9200
                         --------------------------
                    (Address, including zip code, and
                     telephone number, including area
                   code of Principal Executive Officers)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                         Yes   X                No
                             -----                  -----

As of May 14, 1997 there were 205,400 shares outstanding of the issuer's class of common stock.

                         TRI-STATE, 1ST BANK, INC.
                 INDEX TO QUARTERLY REPORT ON FORM 10-QSB


                                                                      Page
                                                                     Number
                                                                     ------
Part I       Financial Information

    Item 1.  Financial Statements (unaudited)

             Consolidated Balance Sheet as of March 31, 1997
             and December 31, 1996                                      3

             Consolidated Statement of Income for the Three
             Months ended March 31, 1997 and 1996                       4

             Consolidated Statement of Changes in Stockholders'
             Equity for the Three Months ended March 31, 1997           5

             Consolidated Statement of Cash Flows for the
             Three Months ended March 31, 1997 and 1996                 6

             Notes to Consolidated Financial Statements                 7


    Item 2.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations                     8 - 10

Part II      Other Information                                          11

             Signatures                                                 12

                 Tri-State 1st Bank, Inc. and Subsidiary
                         CONSOLIDATED BALANCE SHEET
                                (Unaudited)

                                                      March 31,  December 31,
                                                        1997         1996
                                                     ---------    ---------
                                                          (In Thousands)
ASSETS
Cash and due from banks                              $   3,042    $   3,778
Interest-bearing deposits with other banks                  71           99
Federal funds sold                                         650        1,700
Securities available for sale                           10,431        9,982
Investment securities (estimated market value of
  $2,183 and $2,220)                                     2,189        2,205
Loans                                                   24,673       24,051
Less allowance for loan losses                             288          290
                                                     ---------    ---------
      Net loans                                         24,385       23,761
Premises and equipment                                   1,198        1,216
Accrued interest and other assets                          509          434
                                                     ---------    ---------

        TOTAL ASSETS                                 $  42,475    $  43,175
                                                     =========    =========

LIABILITIES
Deposits:
Noninterest-bearing demand                           $   5,659     $  5,991
Interest-bearing demand                                  7,622        8,028
Money market                                             4,575        4,789
Savings                                                  8,188        7,877
Time                                                    11,791       12,005
                                                     ---------    ---------
      Total deposits                                    37,835       38,690
Other borrowings                                           254          279
Accrued interest and other liabilities                     250          170
                                                     ---------    ---------
        TOTAL LIABILITIES                               38,339       39,139
                                                     ---------    ---------

STOCKHOLDERS' EQUITY
Common stock, par value $6.25; 1,000,000 shares
  authorized, 205,400 issued and outstanding             1,284        1,284
Surplus                                                  1,611        1,611
Retained earnings                                        1,296        1,159
Net unrealized loss on securities                          (55)         (18)
                                                     ---------    ---------
        TOTAL STOCKHOLDERS' EQUITY                       4,136        4,036
                                                     ---------    ---------

        TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  42,475    $  43,175
                                                     =========    =========


See accompanying notes to the consolidated financial statements.

                 Tri-State 1st Bank, Inc. and Subsidiary
                     CONSOLIDATED STATEMENT OF INCOME
                               (Unaudited)

                                                       Three Months Ended
                                                            March 31,
                                                        1997         1996
                                                     ---------    ---------
                                                     (In Thousands, Except
                                                       Per Share Amounts)
INTEREST INCOME
Loans, including fees                                $     589    $     557
Interest-bearing deposits with other banks                   1            1
Federal funds sold                                          22           21
Investment securities:
  Taxable                                                  123          105
  Exempt from federal income tax                            54           37
                                                     ---------    ---------
     Total interest income                                 789          721
                                                     ---------    ---------

INTEREST EXPENSE
Deposits                                                   299          283
Other borrowings                                             4            6
                                                     ---------    ---------
      Total interest expense                               303          289
                                                     ---------    ---------

NET INTEREST INCOME                                        486          432

Provision for loan losses                                    8            9
                                                     ---------    ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES        478          423

OTHER OPERATING INCOME
Service fees on deposit accounts                            82           70
Investment security losses                                   -            -
Other                                                       10            9
                                                     ---------    ---------
      Total other operating income                          92           79
                                                     ---------    ---------

OTHER OPERATING EXPENSE
Salaries and employee benefits                             176          154
Occupancy                                                   44           43
Furniture and equipment                                     28           32
Federal deposit insurance premiums                           -            -
Other                                                      141          116
                                                     ---------    ---------
      Total other operating expense                        389          345
                                                     ---------    ---------

Income before income taxes                                 181          157
Income taxes                                                44           42
                                                     ---------    ---------

NET INCOME                                           $     137    $     115
                                                     =========    =========

EARNINGS PER SHARE                                   $    0.59    $    0.56

AVERAGE SHARES OUTSTANDING                             205,400      205,400



See the accompanying notes to the consolidated financial statements.

                Tri-State 1st Bank, Inc. and Subsidiary
        CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                               (Unaudited)

                                                             Net
                                                         Unrealized
                            Common             Retained   Loss on
                             Stock    Surplus  Earnings  Securities    Total
                            -------   -------   -------   --------    -------
                                   (In Thousands Except Per Share Amount)

Balance, December 31, 1996  $ 1,284   $ 1,611   $ 1,159   $    (18)   $ 4,036

Net income                                          137                   137
Net unrealized loss on
  securities                                                   (37)       (37)
                            -------   -------   -------   --------    -------

Balance, March 31, 1997     $ 1,284   $ 1,611   $ 1,296   $    (55)   $ 4,136
                            =======   =======   =======   ========    =======


See accompanying notes to the consolidated financial statements.

                  Tri-State 1st Bank, Inc. and Subsidiary
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)
                                                       Three Months Ended
                                                            March 31,
                                                        1997         1996
                                                     ---------    ---------
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                          $     137    $     115
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                 8            9
   Depreciation and amortization , net                     48           40
   Increase in accrued interest receivable                (58)         (62)
   Increase in accrued interest payable                    51           51
   Other                                                  (29)         338
                                                     ---------    ---------
      Net cash provided by operating activities           157          491
                                                     ---------    ---------

INVESTING ACTIVITIES


Securities available for sale:
  Proceeds from sales                                   1,300          284
  Proceeds from principal repayments and maturities         5           69
  Purchases of securities                              (1,812)        (303)
Investment securities:
  Proceeds from principal repayments and maturities        11           57
  Purchases of securities                                   -         (132)
Net loan originations                                    (642)        (427)
Acquisition of premises and equipment                     (10)         (11)
Proceeds from sale of real estate owned                    54            -
                                                     ---------    ---------
      Net cash used for investing activities           (1,094)        (463)

FINANCING ACTIVITIES
Net increase (decrease) in deposits                      (852)         475
Principal payments on other borrowings                    (25)         (23)
                                                     ---------    ---------
      Net cash provided by (used for)
        financing activities                             (877)         452
                                                     ---------    ---------

      Increase (decrease) in cash and
        cash equivalents                               (1,814)         480

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD        5,577        4,107

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $  3,763     $  4,587
                                                     =========    =========


See accompanying notes to the consolidated financial statements.

                 Tri-State 1st Bank, Inc. and Subsidiary
                NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               (Unaudited)

NOTE 1 - BASIS OF PRESENTATION
------------------------------

The consolidated financial statements of Tri-State 1st Bank, Inc., (the "Company"), includes its wholly-owned subsidiary, 1st National Community Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

NOTE 2 - PENDING ACCOUNTING STANDARD
------------------------------------

On March 3, 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standard No. 128, "Earnings Per Share." This statement re-defines the standards for computing earnings per share (EPS) previously found in Accounting Principles Board Opinion No. 15, Earnings Per Share. Statement No. 128 establishes new standards for computing and presenting EPS and requires dual presentation of "basic" and "diluted" EPS on the face of the income statement for all entities with complex capital structures. Under Statement No. 128, basic EPS is to be computed based upon income available to common shareholders and weighted average number of common shares outstanding for the period. Diluted EPS is to reflect the potential dilution that could occur if securities or other contracts to issue common stock were exercised or converted into common stock or resulted in the issuance of common stock that then shared in the earnings of the Company. Statement No. 128 also requires the restatement of all prior-period EPS data presented. The Company will adopt Statement No. 128 on December 31, 1997 and based on current estimates, does not believe the effect on adoption will have a significant impact on the Company's financial position or results of operations.

                  Tri-State 1st Bank, Inc. and Subsidiary
                  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
               FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION
-------------------

Total assets at March 31, 1997 of $42,475,000 represented a decrease of $700,000 or 1.62% from December 31, 1996. This decrease was primarily the result of a decrease in cash of $736,000 or 19.48% and a decrease in Federal Funds Sold of $1,050,000 or 61.76%. There was an increase in the total Investment Securities Portfolio of $433,000 or 3.55%. This growth in the Investment Securities Portfolio when coupled with a $622,000 increase in Loans resulted in the decrease in the liquid assets as described above.

The increase in Investment Securities at March 31, 1997, as compared with year-end 1996, is part of an overall management strategy to invest in funds in the securities portfolio methodically in order to employ funds not required for loan demand in a manner which will provide safety, liquidity and improved earnings potential. Investing in securities on a regular basis, rather than investing based upon when interest rates are perceived to peak and trough, helps hedge against the risk of market value fluctuations which could adversely impact the value of the Bank's assets. There was a $449,000 or 4.50% increase in Securities Available for Sale which was partially offset by a $16,000 or .73% decrease in the Investment Securities Held to Maturity portion of the portfolio. After allowing for the replacement of matured and called securities during the three month period, the net increase in the securities can be attributed primarily to $401,000 or 7.29% increase in federal government sponsored agency obligations.

Loans receivable at March 31, 1997, of $24,673,000 represented an increase of 2.59% from $24,051,000 on December 31, 1996. The growth in the loan portfolio was primarily attributable to a $396,000 increase in real estate mortgages and a $278,000 increase in commercial loans. Because there was a decrease of $81,000 in state and local government loan obligations, the increase in loans can be entirely attributable to these two loan classifications. Management has continued to focus its loan origination efforts in 1997 on obtaining a more balanced mix of loans.

The allowance for loan losses decreased a net of $2,000 for the three month period ended March 31, 1997. The overall ratio of the allowance to loans receivable remained essentially unchanged at 1.2% on March 31, 1997, as compared with December 31, 1996. the relationship between the allowance and loans receivable is a function of credit quality and known risk factors of the loan portfolio.

Other assets increased $57,000 or 3.45% to $1,707,000 on March 31, 1997. There was a $75,000 increase in accrued interest over the three month period.

Total deposits on March 31, 1997, were $37,835,000 for a decrease of $855,000 or 2.21% from $38,690,000 on December 31, 1996. This decrease in deposits is a prime cause for the underfunding of the increase of security purchases and loan originations which resulted in the $700,000 reduction in assets as previously discussed. A decline in deposits during the first three months of a year follows a seasonal pattern established over the years. A savings deposit increase of $311,000 was the only type deposit which increased while non-interest bearing demand, interest bearing demand, money market deposits and time deposits declined in approximately the same dollar amount for a combined total of $1,166,000 or 3.78%.

The increase in accrued interest and other liabilities of $80,000 or 47.06% on March 31, 1997, is attributable to increases in accrued interest payable on deposits and accrued payroll taxes.

Stockholders' Equity increased $100,000 or 2.48% for the three month period ended March 31, 1997, due to an increase in net retained earnings from operations of $137,000 or 11.82%, which was offset by a decrease of $37,000 in net unrealized losses on securities. The increase in net unrealized loss on securities is considered temporary in nature and is attributable to a marginal increase in the market interest rate environment at March 31, 1997 as compared to December 31, 1996.

RESULTS OF OPERATIONS
---------------------

Comparison of the Three Months Ended March 31, 1997 and 1996
------------------------------------------------------------

General.
--------
Net income for the three month period ended March 31, 1997 totaled $137,000 or $.59 per share compared to $115,000 or $.56 per share on March 31, 1996. This increase of 19.13% in net income is attributable to increases of $68,000 in interest income while interest expense increased only $14,000, and other operating expenses increased $44,000 while other operating income was growing $13,000 for the like period.

Net Interest Income.
-------------------
Net interest income on a tax equivalent basis increased $54,000 or 12.50% for the three months of 1997 compared with the same three months of 1996. This increase was the result of a $68,000 or 9.43% increase in interest income, which was partially offset by a $14,000 or 4.84% increase in interest expense.

The increase in interest income was derived primarily from increased earnings on loans of $32,000 or 5.75% and a $35,000 or 24.65% increase from earnings on investment securities. The increase in earnings on loans can be attributed entirely to an increase in loans outstanding, as there has been relatively insignificant change in the overall average yields on the loan portfolio.

The increase in earnings on investments can be attributed primarily to a significant increase in the amount of securities held in the portfolio when comparing the two periods. The large increase in tax exempt securities with longer maturities resulted in a $17,000 or 45.95% increase in income on tax exempt securities compared to a $18,000 or 17.14% increase in taxable securities. This has favorably impacted the earnings on a tax equivalent basis.

The interest expense increase of $14,000 as of March 31, 1997 compared with the same period of 1996 was due substantially to an overall increase in the volume of interest-bearing deposits. The greatest increase in average deposits was $1,786,000 in interest-bearing transaction accounts excluding demand deposits, while time deposits increased only $427,000. Therefore, the greatest increases in balances occurred in the least costly types of accounts. Total deposits on March 31, 1997, were $2,981,000 or 8.55% greater than the first three months of 1996.

Provision for Loan Losses.
-------------------------
The provision for loan losses for the three month period ended March 31, 1997, was $8,000 compared with $9,000 for the same period in 1996. Management makes periodic provisions to allowance for loans losses to maintain the allowance at an acceptable level commensurate with management's assessment of the credit risks inherent in the loan portfolio.

Other Operating Income.
----------------------
Other operating income, which is comprised principally of fees and charges on customer deposit accounts, increased $13,000 or 16.46% to $92,000 on March 31, 1997. Service charges on deposit customer accounts increased $12,000 or 17.14%, which may be accounted for primarily from an increase in the number of demand deposit accounts over the past year. Other income increased by $1,000.

Other Operating Expense.
-----------------------
There was an increase in other operating expense of $44,000 or 12.75% to $389,000 from the quarter ended March 31, 1996. Salary and employee benefits increased $22,000 or 14.29% with the hiring of additional personnel as well as the effect of normal salary and cost increases related to existing staff.

Occupancy and equipment expenses decreased $3,000 or 4.00% due to a reduction in depreciation expense as new equipment purchases were modest while older, well-maintained equipment remains in service, and utilities were down with the milder winter experienced in 1997.

Other operating expenses increased $25,000 or 21.55% which resulted primarily from increases in advertising expense, customer check and supplies due to greater numbers of accounts, paper goods, credit bureau costs from larger loan volume, and postage expense.

Income Tax Expense.
------------------
Income tax expense increased $2,000 or 4.76% from the same three month period of 1996. This is less than the 15.29% increase in pre-tax income. The increase in tax-exempt securities in relationship to the total investment securities accounts for this difference in the income tax ratio.

RISK ELEMENTS
-------------

The following schedule presents the non-performing assets at March 31, 1997 and December 31, 1996.

                                                    March 31,   December 31,
                                                      1997         1996
                                                    --------     --------
                                                        (In Thousands)
Non-performing loans
  Loans past due 90 days
  or more                                           $    168     $    236
Nonaccrual loans                                           -            -
Impaired loans                                           110          110
                                                    --------     --------
    Total non-performing loans                           278          346
                                                    --------     --------

Other non-performing assets
  Other real estate owned                                  -           54
  Repossessed assets                                       -            -
                                                    --------     --------
Total other non-performing  assets                         -           54
                                                    --------     --------

Total non-performing assets                         $    278     $    400
                                                    ========     ========

Non-performing loans as a
percentage of total loans                               1.13%       1.44%

Non-performing assets as a
percentage of total loans and
other non-performing assets                             1.13%        1.66%


On March 31, 1997, non-performing loans, which are comprised of commercial and consumer loans contractually past due 90 days or more as to interest or principal payment but are not nonaccrual status because of collateral considerations or collection status, and unimpaired loans, which represent nonaccrual commercial loan types, amounted to $278,000, a decrease of $68,000 or 19.65% from December 31, 1996 totals. The $54,000 of Other Real Estate Owned by the Bank on December 31, 1996, had been disposed of by March 31, 1997 and there were no additional other non-performing assets on March 31, 1997. Combined non-performing loans and other non-performing assets on March 31, 1997, represented 1.13% of total loans which was down from 1.44% at year-end 1996. There are six loans classified as non-performing, but three loans combined total $259,000 which is 93.2% of this classification. All three loans are secured by real estate properties. As part of management's ongoing assessment of its loan portfolio, $57,000 of the allowance for loan losses at March 31, 1997 has been allocated for these three loans.

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings.

           None.

Item 2.    Changes in rights of the Company's Security holders.

           None.

Item 3.    Defaults by the Company on its senior securities.

           None.

Item 4.    Results of votes of security holders.

           The following represents the results of matters submitted to a vote of the shareholders at the annual meeting March 19, 1997:

           Election of Directors:

           The number of Class 1 Directors to be elected was established at three (3) based upon the following vote:

               For                       144,560
               Against                         0
               Abstain                         0

           The three nominees elected were as follows:

               William E. Blair
               Stephen W. Cooper
               Marvin H. Feldman

           Adoption of the 1997 Stock Option Plan:

               For                       135,110
               Against                     4,750
               Abstain                     4,700

           Other:

           S.R. Snodgrass, A.C. was elected as the Bank's Independent Auditors for the 1997 fiscal year.

               For                       142,860
               Against                         0
               Abstain                     1,700

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


                                       Tri - State 1st Bank, Inc.
                                       --------------------------
                                       (Registrant)




Date: May 14, 1997        By: \s\ Charles B. Lang
                              -----------------------------------------
                              Charles B. Lang
                              President and Chief Executive Officer

Date: May 14, 1997        By: \s\ Keith R. Clutter
                              -----------------------------------------
                              Keith R. Clutter
                              Secretary