Form 10QSB
period 1997-06-30
TRI STATE 1ST BANK INC
filed 1997-08-14
CIK 1010398

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                                 FORM 10-QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

         For the quarterly period ended June 30, 1997

         OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
         EXCHANGE ACT OF 1934

For the transition period from __________ to __________

                    Commission File Number :   33-302132

                           TRI-STATE, 1ST BANK, INC.
      (Exact Name of small business issuer as specified in its charter)

OHIO                                                                34-1824708
----------                                                          ----------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

                            16924 St. Clair Avenue
                                 P.O. Box 796
                          East Liverpool, Ohio 43920
                               (330) 385-9200
                      ---------------------------------
                      (Address, including zip code, and
                       telephone number, including area
                     code of Principal Executive Officers)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.
Yes  X    No
    ---      ---

As of August 14, 1997 there were 410,800 shares outstanding of the issuer's class of common stock.

TRI-STATE, 1ST BANK, INC.
INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                    Page
                                                                    ----
Part I   Financial Information

         Item 1. Financial Statements (unaudited)

                 Consolidated Balance Sheet as of June 30, 1997
                 and December 31, 1996                                 3

                 Consolidated Statement of Income for the three
                 and six months ended June 30, 1997                    4

                 Consolidated Statement of Changes in Stockholders'
                 Equity for the six months ended June 30, 1997         5

                 Consolidated Statement of Cash Flows for the six
                 months ended June 30, 1997                            6

                 Notes to Consolidated Financial Statements            7


         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations                   8

Part II  Other Information                                            12

         Signatures                                                   13

Tri-State 1st Bank, Inc. and Subsidiary
CONSOLIDATED BALANCE SHEET
(Unaudited)
                                                       June 30,   December 31,
                                                         1997         1996
                                                       ---------   ---------
                                                           (In Thousands)
ASSETS
Cash and due from banks                                $   3,066   $   3,778
Interest-bearing deposits with other banks                    36          99
Federal funds sold                                         2,500       1,700
Securities available for sale                             10,180       9,982
Investment securities (estimated market value of
    $2,178 and $2,220)                                     2,160       2,205
Loans                                                     26,028      24,051
Less allowance for loan losses                               300         290
                                                       ---------   ---------
          Net loans                                       25,728      23,761
Premises and equipment                                     1,229       1,216
Accrued interest and other assets                            463         434
                                                       ---------   ---------

          TOTAL ASSETS                                 $  45,362   $  43,175
                                                       =========   =========

LIABILITIES
Deposits:
Noninterest-bearing demand                             $   6,542   $   5,991
Interest-bearing demand                                    7,754       8,028
Money market                                               4,958       4,789
Savings                                                    8,298       7,877
Time                                                      13,078      12,005
                                                       ---------   ---------
          Total deposits                                  40,630      38,690
Other borrowings                                             229         279
Accrued interest and other liabilities                       232         170
                                                       ---------   ---------
          TOTAL LIABILITIES                               41,091      39,139
                                                       ---------   ---------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares authorized,
 205,400 issued and outstanding                            1,284       1,284
Surplus                                                    1,611       1,611
Retained earnings                                          1,380       1,159
Net unrealized loss on securities                             (4)        (18)
                                                       ---------   ---------
          TOTAL STOCKHOLDERS' EQUITY                       4,271       4,036
                                                       ---------   ---------

          TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY   $  45,362   $  43,175
                                                       =========   =========


See accompanying notes to the consolidated financial statements.

Tri-State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF INCOME
(Unaudited)

                                                          Three Months Ended         Six Months Ended
                                                               June 30,                   June 30,
                                                           1997         1996         1997         1996
                                                        ---------    ---------    ---------    ---------
                                                        (In Thousands, Except       (In Thousands, Except
                                                          Per Share Amounts)          Per Share Amounts)
INTEREST INCOME
Loans, including fees                                   $     629    $     567    $   1,218    $   1,124
Interest-bearing deposits with other banks                      1            1            2            2
Federal funds sold                                             33           43           55           64
Investment securities:
  Taxable                                                     122          115          245          220
  Exempt from federal income tax                               56           41          110           78
                                                        ---------    ---------    ---------    ---------
       Total interest income                                  841          767        1,630        1,488
                                                        ---------    ---------    ---------    ---------

INTEREST EXPENSE
Deposits                                                      319          299          618          582
Other borrowings                                                4            6            8           12
                                                        ---------    ---------    ---------    ---------
       Total interest expense                                 323          305          626          594
                                                        ---------    ---------    ---------    ---------

NET INTEREST INCOME                                           518          462        1,004          894

Provision for loan losses                                      21           15           29           24
                                                        ---------    ---------    ---------    ---------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES           497          447          975          870
                                                        ---------    ---------    ---------    ---------

OTHER OPERATING INCOME
Service fees on deposit accounts                               60           61          117          118
Investment security losses                                     (3)           -           (3)           -
Other                                                          21           46           56           68
                                                        ---------    ---------    ---------    ---------
       Total other operating income                            78          107          170          186
                                                        ---------    ---------    ---------    ---------

OTHER OPERATING EXPENSE
Salaries and employee benefits                                176          155          352          309
Occupancy                                                      42           46           86           89
Furniture and equipment                                        29           32           57           64
Other                                                         148          139          289          255
                                                        ---------    ---------    ---------    ---------
       Total other operating expense                          395          372          784          717
                                                        ---------    ---------    ---------    ---------

Income before income taxes                                    180          182          361          339
Income taxes                                                   41           51           85           93
                                                        ---------    ---------    ---------    ---------

NET INCOME                                              $     139    $     131    $     276    $     246
                                                        =========    =========    =========    =========

EARNINGS PER SHARE                                      $    0.68    $    0.64    $    1.34    $    1.20

AVERAGE SHARES OUTSTANDING                                205,400      205,400      205,400      205,400

See the accompanying notes to the consolidated financial statements.

Tri-State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
(Unaudited)

                                                               Net Unrealized
                               Common                Retained     Loss on
                               Stock      Surplus    Earnings    Securities    Total
                             ---------   ---------   ---------   ---------   ---------
                                      (In Thousands Except Per Share Amount)

Balance, December 31, 1996   $   1,284   $   1,611   $   1,159   $     (18)  $   4,036

Net income                                                 276                     276
Dividend declared                                          (55)                    (55)
Net unrealized gain on
 securities                                                             14          14
                             ---------   ---------   ---------   ---------   ---------
Balance, June 30, 1997       $   1,284   $   1,611   $   1,380   $      (4)  $   4,271
                             =========   =========   =========   =========   =========
























See accompanying notes to the consolidated financial statements.

Tri-State 1st Bank, Inc. and Subsidiary
CONSOLIDATED STATEMENT OF CASH FLOWS
(Unaudited)
                                                         Six Months Ended
                                                              June 30,
                                                          1997        1996
                                                       ---------   ---------
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                             $     276   $     246
Adjustments to reconcile net income to net
   cash provided by operating activities:
   Provision for loan losses                                  29          24
   Depreciation and amortization , net                        97          63
   Increase in accrued interest receivable                   (47)         -
   Increase (decrease) in accrued interest payable            (4)          3
   Other                                                     (29)        260
                                                       ---------   ---------
           Net cash provided by operating activities         322         596
                                                       ---------   ---------

INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales                                         348         257
 Proceeds from principal repayments and maturities         1,805         159
 Purchases of securities                                  (2,334)       (650)
Investment securities:
 Proceeds from principal repayments and maturities            28         108
 Purchases of securities                                       -        (809)
Net loan originations                                     (2,018)       (630)
Acquisition of premises and equipment                        (70)        (26)
Proceeds from sale of real estate owned                       54           -
                                                       ---------   ---------
           Net cash used for investing activities         (2,187)     (1,591)
                                                       ---------   ---------

FINANCING ACTIVITIES
Net increase in deposits                                   1,940       3,163
Principal payments on other borrowings                       (50)        (47)
                                                       ---------   ---------
           Net cash provided by financing activities       1,890       3,116
                                                       ---------   ---------

           Increase in cash and cash equivalents              25       2,121

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,577       4,107
                                                       ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   5,602   $   6,228
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

NOTE 2 - PENDING ACCOUNTING PRONOUNCEMENTS

In June 1996, the Financial Accounting Standards Board ("FASB") issued Statement No. 125, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities." The Statement provides consistent standards for distinguishing transfers of financial assets that are sales from transfers that are secured borrowings based on control-oriented "financial components" approach. Under this approach, after a transfer of financial assets, an entity recognizes the financial and servicing assets it controls and liabilities it has incurred, derecognizes financial assets when control has been surrendered and derecognizes liabilities when extinguished. The provisions of No. 125 are effective for transactions occurring after December 31, 1996, except those provisions relating to repurchase agreements, securities lending, and other similar transactions and pledged collateral, which have been delayed until after December 31, 1997 by Statement No. 127, Deferral of the Effective Date of Certain Provisions of FASB Statement No. 125, an amendment of FASB Statement No. 125." The adoption of these statements is not expected to have a material impact on financial position or results of operations.

In July 1997, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." Statement No. 130 is effective for fiscal years beginning after December 15, 1997. This statement establishes standards for reporting and presentation of comprehensive income and its components (revenue, expenses, gains and losses) in a full set of general purpose financial statements. It requires that all items that are required to be recognized under accounting standards as components of comprehensive income be reported in a financial statement that is presented with the same prominence as other financial statements. Statement No. 130 requires that companies (i) classify items of other comprehensive income by their nature in a financial and (ii) display the accumulated balance of other comprehensive income separately from retained earnings and additional paid-in capital in the equity section of the statement of financial condition. Reclassification of financial statements for earlier periods provided for comprehensive purposes is required.

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

                    Tri-State 1st Bank, Inc. and Subsidiary
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total Assets on June 30, 1997 of $45,362,000 had increased approximately $2.2 million over the $43,175,000 reported as of December 31, 1996. This is a 5.1% increase in assets for the six month period. Over the same period, Total Securities increased $153,000 to $12,340,000 from $12,187,000, or 1.3%. Net loans of $25,728,000 on June 30, 1997, reflect an increase of $1,967,000 or 8.3% during the six month period. Federal Funds Sold at $2,500,000 showed an $800,000 or 47.1% increase for the six months ended June 30, 1997, while Cash and Due from Banks decreased $712,000 and Interest Bearing Deposits with other Banks decreased $63,000.

The increase in Investment Securities as of June 30, 1997 compared with year-end 1996, is part of a strategy of management to invest funds in the investment portfolio methodically over a period of time in order to employ funds not required for loan demand in a manner which will provide safety, liquidity, and improved earnings potential. Investing in securities regularly, rather than investment based upon when interest rates are perceived to be peaking or troughing, helps hedge against the risk of market value fluctuations which could adversely impact the value of the Company's assets. There was a $198,000 or 2.0% increase in the Securities Available for Sale which was partially offset by a $45,000 or 2% decrease in the Investment Securities Held to Maturity, for a net increase in Investment Securities of $153,000, after replacement of matured and called securities during the six month period.

Demand for loans that met the credit standards of the Bank grew nearly as much as the increase in Total Assets during the six month period. The net increase in loans constituted 89.9% of the $2.2 million asset growth. The $953,000 increase in Federal Funds Sold and Total Securities was principally funded from a decrease of $775,000 in Cash and Due from Banks, and Interest Bearing Deposits with other Banks. Changes in other components accounted for relatively small remaining differences after these changes in the more significant elements of Total Assets.

The net growth in loans resulted generally from an increase in loans secured with real estate mortgages and in commercial loans. Construction loans were up $63,000, while first mortgage loans on 1 to 4 family residences was up $993,000. Loans secured with mortgages on nonfarm, nonresidential properties increased $704,000. Commercial and industrial loans not secured with mortgages showed an increase of $420,000. There were decreases in consumer installment loans and state and local government loan obligations of $128,000 and $136,000, respectively. The combined increase in nonresidential loans and commercial loans of $1.1 million which exceeded the growth of residential first mortgages is consistent with management's endeavor to achieve a more balanced mix of loans.

The allowance for loan losses rose from $290,000 to $300,000 for a $10,000, or 3.5% increase for the six month period ended June 30, 1997. The overall ratio of the allowance to loans receivable remained at the 1.2% level as on December 31, 1996. However, since the rate of increase in net loans of 8.3% was greater than the increase in the allowances, there was a slight decrease in the allowance relative to the loans. The relationship between the allowance and loans receivable is a function of credit quality and known risk factors of the loan portfolio.

Total Deposits on June 30, 1997, were $40,630,000 for an increase of $1,940,000 or 5.0% from $38,690,000 on December 31, 1996. The increase in deposits was roughly equivalent to the dollar increase in loans for the six month period. The greatest increase in any segment of deposits was $1,073,000 or 8.9% in time deposits, but there were also increases of $551,000 or 9.2% in Non-interest Bearing Demand Deposits, $421,000 or 5.3% in Savings Accounts and $169,000 or 3.5% in Money Market Accounts. The only decline was $274,000 or 3.4% in Interest Bearing Demand Deposit Accounts.

The $62,000 or 36.5% increase in Accrued Interest and Other Liabilities on June 30, 1997, is attributable to increases in accrued interest payable on deposits and accrued payroll taxes.

Stockholders' Equity increased $235,000 to $4,271,000 on June 30, 1997.
This is an increase of 5.8% for the six month period, and is the result of an increase in Net Retained Earnings from operations of $221,000 or 19.1%, and an improvement in the Net Unrealized Loss on Securities from a negative $18,000 to a negative $4,000. The Net Unrealized Loss on Securities is considered temporary in nature. It is attributable to the market interest rate environment which showed some decrease in rates and therefore a strengthening of the market on June 30, 1997, as compared to December 31, 1996.

RESULTS OF OPERATIONS

Comparison of the Six Months Ended June 30, 1997 to 1996
--------------------------------------------------------

GENERAL.
The Company had Net Income of $276,000 for the six month period ended June 30, 1997. For the same six month period of 1996, the Company had earned $246,000. The increase of $30,000 represents a 12.2% change over the same period ended June 30, 1996.

NET INTEREST INCOME.
The Net Interest Income for the first six months of 1997 was up $110,000 from the six months of 1996 for an increase of 12.3%. A significant factor contributing to this increase was the $94,000 or 8.4% increase in interest and fees on loans. New loans and the greater volume of loans outstanding provided greater loan fee income and higher loan interest revenues in real estate, commercial and consumer loans. Federal Funds Sold income was down $9,000 or 14.1% as a result of less investible funds being available. Interest income on securities exempt from federal income tax was up $32,000 or 41.0%. The government securities and other debt securities income was up $25,000 or 11.4% also reflecting additions to that segment of the portfolio. Total Interest Income for the first six months of 1997 was $142,000 greater than the same six month period of 1996, for an increase of 9.5%.

A $36,000 or 6.2% increase in interest expense on deposits together with a $4,000 decrease in expense on other borrowings resulted in a $32,000 or 5.4% increase in Net Interest Income for the six month period.

PROVISION FOR LOAN LOSSES.
Based upon management's continuing evaluation of the loan portfolio, $29,000 was provided for loan losses in 1997. This addition was made to maintain the allowance for loan losses at an appropriate level. This provision was $5,000 greater than during the first six months of 1996, or an increase of 20.8%. An increase in loans made during the first six months of 1997 was a primary reason for increasing the amount of the provision in the current year.

OTHER OPERATING INCOME.
Non-Interest Income decreased by $16,000 to $170,000 for the first six months of 1997 compared with the same period in 1996, for an 8.6% decrease. Service fees on deposit accounts decreased $1,000 or .9%, and there was also a $3,000 loss taken on the sale of securities and a $12,000 or 17.7% decrease in other operating income. The loss was taken on securities in order to switch to investments which would provide a greater current return. There was a decline in other operating income primarily because of a reduction in fees received for credit life fees and other customer service fees.

OTHER OPERATING EXPENSE.
Salaries of employees and benefits increased $43,000 or 13.9% with the hiring of additional personnel and normal salary and cost increases related to the existing staff. due to fewer new equipment purchases as older, well-maintained equipment remained in service. Other operating expense rose $34,000 or 13.3% as the result of increases in advertising expenses, customer check expense, postage expense, telephone and costs in initiating the 1st Bank Check Card service. The Company incurred expenses in 1997 in connection with organizational cost amortization, printing, accounting fees and legal fees by the Corporation of $18,000 which were not included in 1996 expenses.

INCOME TAX EXPENSE.
Income tax expense decreased $8,000 or 8.6% from the same six month period in 1996. This decrease occurred in spite of a $22,000 or 6.5% increase in pre-tax income and results from a greater amount of tax-exempt securities as part of the total investment account. This reduced the income tax ratio on taxable income on the Company.

Comparison of the Three Months Ended June 30, 1997 to 1996
----------------------------------------------------------

GENERAL.
The Company had Net Income of $139,000 for the three month period ended June 30, 1997. Compared to the same period of 1996 when Net Income was $131,000, there was an increase of $8,000 or 6.11%.

NET INTEREST INCOME.
There was a $74,000 or 9.7% rise in Interest Income, and an $18,000 or 5.9% increase in Total Interest Expense. Therefore, the Net Interest Income showed a $56,000 or 12.1% increase for the three month period in 1997 compared with the same period in 1996. Interest on Loans and Loan Fees were $629,000 which was $62,000 or 10.9% higher than for the second quarter of 1996. In 1997, as the Bank experienced rapid loan growth it was necessary to more aggressively seek time deposits in order to fund this growth. The Bank experienced significant growth in all types of deposit accounts. Federal Funds Sold income was down $10,000 or 23.3% due primarily to using available investible funds to make loans. Interest on Investment Securities was up $22,000 or 14.1% to $178,000 for the three month period in 1997 due to the greater number of securities. Also, the tax equivalent yield on the portfolio was higher in part because of the greater proportion of investment income from tax exempt investments, which was up $15,000 or 36.6% to $56,000.

Total Interest Expense for the second quarter 1997 was $323,000 or 5.9% higher than $305,000 in 1996. Interest expense on other borrowings was down $2,000 while the interest expense on deposits rose $20,000 or 6.7% to $319,000.

The increase in the Net Interest Income was $56,000 or 12.1% to $518,000 when compared to $462,000 for 1996. In spite of the rise in the cost of deposits, the increase in loan interest income resulted in more interest income in the second quarter of 1997 than in the first quarter of the year.

PROVISION FOR LOAN LOSSES.
In order to maintain the allowance for loan losses at an appropriate level, in light of the increase in loans outstanding and after careful evaluation by management of the composition of the loan portfolio, $21,000 was allotted as the provision for loan losses. This is a $6,000 increase over the amount provided in the second quarter of 1996.

OTHER OPERATING INCOME.
Total Non-Interest Income and Gains/Losses amounted to $78,000 in the quarter, which was $29,000 or 27.1% below the same quarter in 1996. Service fees on deposit accounts remained essentially unchanged, but there was a $3,000 loss taken on the sale of securities and a $25,000 decline in other operating expenses. $22,000 can be accounted for by a decline in fees from credit life and other services.

OTHER OPERATING EXPENSE.
Salaries and Employee Benefits for the three month period ended June 30, 1997 were $21,000 or 13.6% higher than the same period in 1996. There were additional staff members on the payroll during 1997 which were not employed by
the Bank in 1996.   Some employee salary adjustments were granted during the
month of June and there was an increase in the cost of medical and disability insurance.

Occupancy and Furniture and Equipment costs declined by a total of $7,000 or 9.0% in the second quarter of 1997 as compared to the same period in 1996. Other Expense increased $9,000 or 6.5% over the same period of the prior year. Increases in advertising and corporate accounting and legal expenses were responsible for much of this increase. Total Other Operating Expense was up $23,000 or 6.2% in the second quarter of 1997 compared with the second quarter of 1996.

INCOME TAX EXPENSE.
Net Current Earnings Before Income Taxes was down $2,000 from the second quarter of 1996. However, with Income Taxes down $10,000 or 19.6% there was an $8,000 increase in Net Income which was $2,000 or 1.1% higher than the second quarter of 1997.

LIQUIDITY AND CASH FLOWS

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturities of short-term loans and investments with the various types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and mix of the Bank's sources and uses of funds.

The Consolidated Statement of Cash Flows for the six month period ended June 30, 1997, shows a decrease in Cash and Cash equivalents of $626,000 to $5,602,000, but a slight increase of $25,000 from the end of 1996. The Cash used for investing activities of $2,187,000 was offset by the cash provided by operating activities and financing activities. During the first six months of 1996, a lower level of investing activities was offset by a more rapid growth rate of deposits and greater cash provided from operating activities.

Management is not aware of any known trends, events or uncertainties that would have a material effect on either the liquidity, capital, resources or operations of the Company. Management is not aware of any current recommendations by the regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

In June of 1997, the Board of Directors of the Company declared a 2 for 1 split of the outstanding shares to the stockholders of record on July 9, 1997, payable on July 25, 1997. The number of shares outstanding will increase to 410,800 on that date. This event should have no material effect on the liquidity, capital resources or operations of the Company in the opinion of management.

RISK ELEMENTS

The following schedule presents the non - performing assets at June 30, 1997 and December 31, 1996.

                                                       June 30,   December 31,
                                                         1997        1996
                                                       ---------   ---------
                                                          (In Thousands)
Non-performing loans
  Loans past due 90 days
  or more                                              $      36   $     236
Nonaccrual loans                                               -           -
Impaired loans                                                23         110
                                                       ---------   ---------

   Total non-performing loans                                 59         346
                                                       ---------   ---------

Other non-performing assets
  Other real estate owned                                      -          54
  Repossessed assets                                           -           -
                                                       ---------   ---------

   Total other non-performing
    assets                                                     -          54
                                                       ---------   ---------

Total non-performing
 assets                                                $      59    $    400
                                                       =========   =========


Non-performing loans as a
percentage of total loans                                   0.23%       1.44%

Non-performing assets as a
percentage of total loans and
other non-performing assets                                 0.23%       1.66%


During the six month period ended June 30, 1997, loans increased $1,977,000 or 8.2% while the allowance for loan losses was increased by $10,000 or 3.5%.
The percentage of allowance for loan losses to loans and leases outstanding was 1.16% on June 30, 1997.

The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risks attributed to the loan portfolio. An on-going loan review program and credit approval process is used to maintain credit quality.

Management performs a quarterly evaluation of the allowance for loan losses which incorporates internal loan review, actual historical losses, negative economic trends in the local and national market and the other pertinent factors. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation process believes that the allowance was at an adequate level as of June 30, 1997.

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings.

                None.

Item 2.    Changes in rights of the Company's Security holders.

                None.

Item 3.    Defaults by the Company on its senior securities.

                None.

Item 4.    Results of votes of security holders.

                None.

Item 5.    Other Information.

                None.

Item 6.    Exhibits and Reports on Form 8-K.

            (a) Exhibits.

                None.

            (b) Reports on Form 8-K.

                None.

SIGNATURES

           Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Tri-State 1st Bank, Inc.
                                (Registrant)





                                By:/s/ Charles B. Lang
Date:                              -----------------------------------
August 14, 1997                     Charles B. Lang
                                    President and Chief Executive Officer

                                By:/s/ Keith R. Clutter
Date:                              -----------------------------------
August 14, 1997                     Keith R. Clutter
                                    Secretary