Form 10QSB
period 1997-09-30
TRI STATE 1ST BANK INC
filed 1997-11-13
CIK 1010398

                       SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                  FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the quarterly period ended September 30, 1997

     OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from          to
                                   ----------  ----------

                     Commission File Number :   33-302132

                           TRI-STATE, 1ST BANK, INC.
                           -------------------------
      (Exact Name of small business issuer as specified in its charter)

OHIO                                                                34-1824708
----                                                                ----------
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                          Identification Number)

16924 ST. CLAIR AVENUE
P.O. BOX 796
EAST LIVERPOOL, OHIO 43920
(330) 385-9200
(Address, including zip code, and
telephone number, including area
code of Principal Executive Officers)

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

As of November 12, 1997 there were 410,800 shares outstanding of the issuer's class of common stock.

                           TRI-STATE, 1ST BANK, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                        Page
                                                                        ----
Part I  Financial Information

        Item 1.   Financial Statements (unaudited)

                  Consolidated Balance Sheet as of September 30, 1997
                  and December 31, 1996                                   3

                  Consolidated Statement of Income for the three
                  and nine months ended September 30,  1997               4

                  Consolidated Statement of Changes in Stockholders'
                  Equity for the nine months ended September 30, 1997     5

                  Consolidated Statement of Cash Flows for the nine
                  months ended September 30, 1997                         6

                  Notes to Consolidated Financial Statements              7


        Item 2.   Management's Discussion and Analysis of Financial
                  Condition and Results of Operations                     8

Part II Other Information                                                12


           Signatures                                                    13

                        Tri-State 1st Bank, Inc. and Subsidiary
                               CONSOLIDATED BALANCE SHEET
                                      (Unaudited)

                                                         September 30,  December 31,
                                                             1997          1996
                                                          ----------    ----------
                                                               (In Thousands)
ASSETS
Cash and due from banks                                   $    3,358    $    3,778
Interest-bearing deposits with other banks                       129            99
Federal funds sold                                             2,750         1,700
Securities available for sale                                 12,202         9,982
Investment securities (estimated market value of
    $1,967 and $2,220)                                         1,936         2,205
Loans                                                         26,597        24,051
Less allowance for loan losses                                   317           290
                                                          ----------    ----------
    Net loans                                                 26,280        23,761
Premises and equipment                                         1,389         1,216
Accrued interest and other assets                                611           434
                                                          ----------    ----------

    TOTAL ASSETS                                          $   48,655    $   43,175
                                                          ==========    ==========

LIABILITIES
Deposits:
Noninterest-bearing demand                                $    7,346    $    5,991
Interest-bearing demand                                        8,137         8,028
Money market                                                   5,058         4,789
Savings                                                        9,180         7,877
Time                                                          14,027        12,005
                                                          ----------    ----------
    Total deposits                                            43,748        38,690
Other borrowings                                                 203           279
Accrued interest and other liabilities                           253           170
                                                          ----------    ----------
    TOTAL LIABILITIES                                         44,204        39,139
                                                          ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares authorized,
 410,800 issued and outstanding                                1,284         1,284
Surplus                                                        1,611         1,611
Retained earnings                                              1,523         1,159
Net unrealized loss on securities                                 33           (18)
                                                          ----------    ----------
    TOTAL STOCKHOLDERS' EQUITY                                 4,451         4,036
                                                          ----------    ----------

    TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $   48,655    $   43,175
                                                          ==========    ==========

See accompanying notes to the consolidated financial statements.

                                   Tri-State 1st Bank, Inc. and Subsidiary
                                      CONSOLIDATED STATEMENT OF INCOME
                                                (Unaudited)

                                                    Three Months Ended          Nine Months Ended
                                                       September 30,               September 30,
                                                    1997          1996          1997          1996
                                                 ----------    ----------    ----------    ----------
                                                  (In Thousands, Except       (In Thousands, Except
                                                    Per Share Amounts)          Per Share Amounts)
INTEREST INCOME
Loans, including fees                            $      667    $      567    $    1,885    $    1,691
Interest-bearing deposits with other banks                -             1             2             3
Federal funds sold                                       27            49            82           113
Investment securities:
  Taxable                                               131           125           376           345
  Exempt from federal income tax                         59            45           169           123
                                                 ----------    ----------    ----------    ----------
      Total interest income                             884           787         2,514         2,275
                                                 ----------    ----------    ----------    ----------

INTEREST EXPENSE
Deposits                                                343           312           961           894
Other borrowings                                          4             5            12            17
                                                 ----------    ----------    ----------    ----------
      Total interest expense                            347           317           973           911
                                                 ----------    ----------    ----------    ----------

NET INTEREST INCOME                                     537           470         1,541         1,364

Provision for loan losses                                13            13            42            37
                                                 ----------    ----------    ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     524           457         1,499         1,327
                                                 ----------    ----------    ----------    ----------

OTHER OPERATING INCOME
Service fees on deposit accounts                         59            68           176           186
Investment security losses                                -            (4)           (3)           (4)
Other                                                    25            17            81            85
                                                 ----------    ----------    ----------    ----------
      Total other operating income                       84            81           254           267
                                                 ----------    ----------    ----------    ----------

OTHER OPERATING EXPENSE
Salaries and employee benefits                          199           165           551           474
Occupancy                                                44            42           130           131
Furniture and equipment                                  35            31            92            95
Other                                                   145           138           434           393
                                                 ----------    ----------    ----------    ----------
      Total other operating expense                     423           376         1,207         1,093
                                                 ----------    ----------    ----------    ----------

Income before income taxes                              185           162           546           501
Income taxes                                             42            40           127           133
                                                 ----------    ----------    ----------    ----------

NET INCOME                                       $      143    $      122    $      419    $      368
                                                 ==========    ==========    ==========    ==========

EARNINGS PER SHARE                               $     0.35    $     0.30    $     1.02    $     0.90

AVERAGE SHARES OUTSTANDING                          410,800       410,800       410,800       410,800

See the accompanying notes to the consolidated financial statements.

                        Tri-State 1st Bank, Inc. and Subsidiary
              CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                    (Unaudited)

                                                                 Net Unrealized
                               Common                  Retained  Gain (Loss) on
                               Stock       Surplus     Earnings    Securities      Total
                             ---------    ---------    ---------    ---------    ---------
                                        (In Thousands Except Per Share Amount)

Balance, December 31, 1996   $   1,284    $   1,611    $   1,159    $     (18)   $   4,036

Net income                                                   419                       419
Dividend declared                                            (55)                      (55)
Net unrealized gain on
  securities                                                               51           51
                             ---------    ---------    ---------    ---------    ---------

Balance, September 30, 1997  $   1,284    $   1,611    $   1,523    $      33    $   4,451
                             =========    =========    =========    =========    =========













See the accompanying notes to the consolidated financial statements.

                      Tri-State 1st Bank, Inc. and Subsidiary
                       CONSOLIDATED STATEMENT OF CASH FLOWS
                                    (Unaudited)

                                                         Nine Months Ended
                                                           September 30,
                                                          1997        1996
                                                       ---------   ---------
                                                          (In Thousands)
OPERATING ACTIVITIES
Net income                                             $     419   $     368
Adjustments to reconcile net income to net
  cash provided by operating activities:
  Provision for loan losses                                   42          37
  Depreciation and amortization, net                         150         133
  Investment security losses                                   3           4
  Increase in accrued interest receivable                    (59)        (52)
  Increase (decrease) in accrued interest payable             64          52
  Other                                                      (50)        379
                                                       ---------   ---------
      Net cash provided by operating activities              569         921
                                                       ---------   ---------

INVESTING ACTIVITIES
Securities available for sale:
  Proceeds from sales                                        348         775
  Proceeds from principal repayments and maturities        1,823         930
  Purchases of securities                                 (4,321)     (2,174)
Investment securities:
  Proceeds from principal repayments and maturities          250         132
  Purchases of securities                                               (940)
Net loan originations                                     (2,592)       (943)
Premium paid on deposits purchased                          (136)          -
Acquisition of premises and equipment                       (262)        (33)
Proceeds from sale of real estate owned                       54          74
                                                       ---------   ---------
      Net cash used for investing activities              (4,836)     (2,179)
                                                       ---------   ---------

FINANCING ACTIVITIES
Net increase in deposits                                   5,058       4,430
Principal payments on other borrowings                       (76)        (71)
Cash dividends paid                                          (55)        (51)
                                                       ---------   ---------
      Net cash provided by financing activities            4,927       4,308
                                                       ---------   ---------

      Increase in cash and cash equivalents                  660       3,050

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,577       4,107
                                                       ---------   ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   6,237   $   7,157
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

NOTE 3 - EARNINGS PER SHARE

Earnings per share are calculated on the basis of the weighted average number of shares outstanding for the periods after giving retroactive effect of the two-for-one stock split in July 1997.

                     Tri-State 1st Bank, Inc. and Subsidiary
                     MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Assets on September 30, 1997, were $48,655,000 and had increased approximately $5.5 million over the $43,175,000 reported as of December 31, 1996. This is a 12.7% increase in assets for the nine month period. During the same period, Federal Funds Sold increased 61.8% or $1,050,000 to $2,750,000; Total Securities increased $1,951,000 or 16.0% from $12,187,000 to
$14,138,000; and the Net Loans of $26,280,000 reflect a $2,519,000 or 10.6%
increase from $23,761,000. Cash and Due from Banks decreased $420,000 to $3,358,000, while Premises and Equipment grew by $173,000 to $1,389,000 and Accrued Interest and Other Assets increased $177,000 to $611,000.

Total Deposits on September 30, 1997, were $43,748,000 which was an increase since December 31, 1996, of $5,058,000 or 13.1% from $38,690,000. Total
Stockholder Equity increased for the nine month period by $415,000 or 10.3% to $4,451,000.

The increase in Federal Funds Sold, while significant in percent of increase of 61.8% was not significant in terms of a shift in assets of $1,050,000, since management prefers to keep between $2 million and $3 million available to meet the liquidity needs and loan demand of bank customers. Total Funds Sold on September 30, 1997, was $2,750,000.

The increase in Investment Securities on September 30, 1997, over the nine month period is the result of a strategy of management to invest funds in the investment portfolio methodically over periods of time in order to employ funds not required for loan demand in a manner which will add to the safety, liquidity and improved earnings potential of the bank. Investing in securities regularly, rather than investing at times when it is perceived that interest rates may be peaking or troughing, helps hedge against some interest rate risk exposure from market fluctuations which could adversely impact the value of the Company's assets. Of the two components of the securities portfolio, there was a $2,220,000 or 22.2% increase in Securities Available for Sale and a $269,000 or 12.2% decrease in the Securities Held to Maturity, after replacement of matured and called securities during the nine month period. The shift to a larger portion of Available for Sale securities in the portfolio improves the liquidity of the bank since these securities may be sold in accordance with bank policy in order to meet cash flow requirements should the need arise.

The demand for loans which met the credit standards of the Bank grew substantially for the nine month period ended September 30, 1997, although not as much as the $5,065,000 increase in Total Assets. The $2,546,000 increase in Loans represented an increase of 10.6% in the loan portfolio for the nine month period. This growth in loans was the result of a general increase in practically every category of loans, but primarily from increases in residential and commercial loans secured with real estate. Construction loans were $84,000 higher, Home Equities were up $39,000, Other loans secured by residential real estate were $1,230,000 higher, and commercial real estate loans were up $955,000. Other commercial and industrial loans were up $164,000, consumer loans were $199,000 higher and loans to political subdivisions were down $134,000. The growth in loans can be attributed only to a limited degree to the assumption of the assets and loans at the New Cumberland, West Virginia office which was acquired as a 1st Bank branch on September 2, 1997, since that office's loans contributed only $339,000 to the loan totals.

The Allowance for Loan Losses increased $27,000 or 9.3% over the same nine month period while loans increased 10.6%. The relationship between the Allowance for Loan Losses and loans outstanding is a function of credit quality and known risk factors of the loan portfolio.

The increase in Premises and Equipment of $173,000 or 14.2% and in Accrued Interest and Other Assets of $177,000 or 40.8% over the nine months since December 31, 1996, can be attributed primarily to the acquisition of a New Cumberland office.

Total Deposits on September 30, 1997, were $43,378,000 which was an increase of $5,058,000 or 13.1% from the $38,690,000 on December 31, 1996. The deposit types which increased in the greatest amount over the nine month period were Noninterest-Bearing Demand which was up $1,355,000 or 22.6%, Savings were up $1,303,000 or 16.5% and Time Deposits up $2,022,000 or 16.8%. Interest
Bearing Demand was up $109,000 or 1.4% and Money Market Accounts were up $269,000 or 5.6%. The acquisition of the New Cumberland office did have a significant impact on the increase in deposits since deposits at that office totaled $2,491,000 on September 30, 1997, or 49.0% of the increase in deposits for the nine month period.

There was a $76,000 decrease in Other Borrowings as two notes with the Federal Home Loan Bank were paid down to $203,000 on September 30, 1997, and an $83,000 increase in Accrued Interest and Other Liabilities which resulted primarily from the addition of the New Cumberland office, accrued Directors Fees and an increase in Accrued Interest because of the increase in Interest Bearing Deposits.

Shareholders Equity increased $415,000 to $4,451,000 on September 30, 1997. This is an increase of 10.3% for the nine month period. This the result of an increase in the Net Retained Earnings of $364,000 or 31.4% and an improvement in the Net Unrealized Loss/Gain on Securities in the amount of $51,000; from a loss of $18,000 to a gain of $33,000.

A Net Unrealized Loss or Gain on Securities should be considered to be temporary in nature since a gain is attributable to the market interest rate environment at any point in time. There was a decrease in interest rates and therefore a strengthening of the market over the nine month period.

RESULTS OF OPERATIONS
---------------------

Comparison of the Nine Months Ended September 30, 1997 to 1996
--------------------------------------------------------------

GENERAL

The Company had Net Income of $419,000 for the nine months ended September 30, 1997. For the same period during 1996, the earnings were $368,000. The increase of $51,000 is a 13.9% change over September 30, 1996.

NET INTEREST INCOME

The Net Interest Income for the nine month period ended September 30, 1997, was up $177,000 from the same nine months of 1996 for an increase of 13.0%. The principal reason for the amount of increase is that interest income rose at a 10.5% rate in the amount of $239,000 while interest expense increased by only 6.8% or $62,000. Loan and Fee Income was up $194,000 or 11.5% for the period primarily as a result of the additional loans receivable during the nine months in 1997 compared with 1996. The earnings on Federal Funds Sold was down $31,000 or 27.4% because there were less funds available for deposit with other Banks and some reduction in the rates paid. However, the $77,000 increased interest income on securities, which was up 16.4%, more than offset the decrease in Federal Funds Income. Interest Income on taxable securities was up $31,000 or 9.0% and income on securities exempt from federal income tax was $46,000 or 37.4% greater.

The $67,000 or 7.5% increase Interest Expense on Deposits was less than the percent of increase in deposits as a whole and resulted from the fact that much of the growth of deposits came in the noninterest bearing type and some general reduction in interest rates in the economy. The cost of Other Borrowed Funds declined $5,000 or 29.4% as the notes with the Federal Home Loan Bank were paid down.

PROVISION FOR LOAN LOSSES

Based upon management's continuing evaluation of the loan portfolio, $42,000 was provided for loan losses over the first nine months of 1997. This was $5,000 or 13.5% greater than the provision for the like period of 1996. This provision is made in order to maintain the Allowance for Loan Losses at an appropriate level. The increase in the loans during the first nine months of 1997 was the principal reason that management determined to make the provision in the amount of $42,000. The Net Interest Income after Provision for Loan Losses in 1997 was up $172,000 or 13.0% over the same nine months of 1996.

OTHER OPERATING INCOME

Other Operating Income showed a $13,000 or 4.9% decrease through September 30, 1997 when compared with the nine month period ended September 30, 1996. This noninterest income decreased to $254,000 for the first nine months of 1997 compared with $267,000 on September 30, 1996. Service fees on deposit accounts decreased $10,000 or 5.4% and there was a $4,000 or 4.7% decline in Other Operating Income. The Bank has not increased the rate of services charges over the past year and experienced a reduction in overdraft fees in several accounts. Also, a reduction in revenues on credit life fees and other customer service fees resulted in the reduction in Other Operating Income. A loss of $3,000 was taken in the sale of securities in order to provide a greater current return and this is $1,000 less than security sales losses taken for the same period in 1996.

OTHER OPERATING EXPENSE

Other Operating Expense was $114,000 higher on September 30, 1997, than on the same date in 1996. Salaries of employees and benefits increased $77,000 or 16.24% with the hiring of additional staff for existing operations due to growth, the staffing the New Cumberland office, and salary increases granted to retain the experienced and capable present staff. Occupancy Expenses and Furniture and Equipment Expenses showed modest declines of $1,000 and $3,000 respectively. Other Operating Expenses rose $41,000 or 10.4% which was due primarily to increases in advertising, customer check expense, postage, telephone, some costs in connection with initiating new services, the acquisition of the new office in West Virginia, and accrued organizational expenses in connection with the formation of the holding company. These increased expenses are related to growth or anticipated growth of the Bank and may be recouped from greater future earnings.

INCOME TAX EXPENSE

Income Taxes decreased $6,000 or 4.5% for first nine months of 1997 compared with the same nine month period in 1996. The decline occurred in spite of a $45,000 or 9.0% increase in pre-tax income. A greater portion of the security portfolio was invested in tax-exempt securities in 1997 than in 1996. This resulted in a reduction of the income ratio of taxable income of the company.

Comparison of the Three Months Ended September 30, 1997 to 1996
---------------------------------------------------------------

GENERAL
-------
The Company had Net Income of $143,000 for the three months ended
September 30, 1997. When compared with the same three month period in 1996, there was a $21,000 increase in Net Income from $122,000 for a 17.2% gain.

NET INTEREST INCOME
-------------------

There was a $67,000 or 14.3% increase in Net Interest Income for the three month period ended September 30, 1997, when compared with the same three month period in 1996. This resulted from a $97,000 or 12.3% increase in interest income while interest expense increased only $30,000 or 9.5% in the comparable periods of the respective years. Interest on Loans and Fees was up $100,000 or 17.6% to $667,000 for the three months of 1997 compared with 1996. This reflects a significant growth of loans in 1997. Income on Federal Funds Sold for the three month period declined $22,000 or 44.9% as loan demand was increasing more rapidly than deposits and so funds were used to fund the loan demand. The income on securities increased $20,000 or 11.8% compared with 1996. This resulted from a $6,000 or 4.8% rise in Taxables and a $14,000 or 31.1% increase in securities exempt from federal income tax. The increase in interest expense on deposits increased $31,000 or 9.9% while the expense of Other Borrowings decreased $1,000. The increase in interest expense on deposits was a product of the growth of deposits over the three month period since there was no significant change in the rate of interest paid on customer deposits.

PROVISION FOR LOAN LOSSES
-------------------------

After careful evaluation by management of the composition of the loan portfolio and considering the growth of loans outstanding, $13,000 was allotted as the Provision for Loan Losses during the three month period ended September 30, 1997. This is the same amount provided during the three month period in 1996. This resulted in a $524,000 Net Interest Income after loss provision which was $67,000 or 14.7% higher than in 1996.

OTHER OPERATING INCOME

For the three month period ended September 30, 1997, the Other Operating Income was up $3,000 or 3.7% over the same period in 1996. The service fee income on deposits was down $9,000 or 13.2% when compared to the same period in 1996, but the amount of income for the period was approximately the same as the average for the entire nine month period. The relatively large decrease by comparison can be attributed to a surge in fee income for the three month period in 1996. There were no security losses taken in the three month period compared to $4,000 losses in 1996, and Other Income increased $8,000 or 47.1%. A decline in fees on demand deposit accounts was offset by increases in other customer fees, safe deposit box rental and MAC and Check Card fees.

OTHER OPERATING EXPENSE

For the three months ended September 30, 1997, Other Operating Expense showed a $47,000 or 12.5% increase over the like period in 1996. Salaries and employee benefits were up $34,000 or 20.6% which is greater than the average for the full year. The greater percent increase results from the fact that there was a salary adjustment for staff members made during the month of July and new staff was added in September with the addition of the New Cumberland office. The rising cost of medical insurance and disability insurance earlier in the year carried into the third quarter.

Occupancy expense was up $2,000, furniture and fixtures was up $4,000 and other operating expense was up $7,000 for the third quarter of 1997 compared with the same period in 1996. The most significant factor in these increases was the acquisition of the new office in West Virginia.

INCOME TAX EXPENSE

Net current earnings before income taxes was $23,000 or 14.2% higher on September 30, 1997 over the same period in 1996. The $185,000 for the quarter represented almost exactly one-third of the net earnings before taxes for the entire nine month period of 1997.

It was a relatively stronger quarter than the third quarter of 1996 when compared with nine month figures each year. Income taxes were $2,000 or 5.0% higher in spite of the greater amount represented by tax-exempt income. With taxes representing a smaller percent of the total income, the Net Income increased 17.2% from 1996 compared with 13.9% for the entire nine month period ended September 30, 1997.

LIQUIDITY AND CASH FLOWS
------------------------

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and to take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturities of short-term loans and investments with the various types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and the mix of the Bank's sources and uses of funds.

The Consolidated Statement of Cash Flows for the nine month period ended September 30, 1997, shows an increase from year end 1996 in Cash and Cash Equivalency of $660,000 to $6,237,000, but a decrease of $920,000 from September 30, 1996. Purchases of new securities after allowing for proceeds from principal repayment used up $2,498,000 and Net Loan Originations used another $2,592,000. This was offset by a $5,058,000 net increase in deposits.

Management is not aware of any known trends, events or uncertainties that would have a material effect on either the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by the regulatory authorities, which , if implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

RISK ELEMENTS
-------------

The following schedule presents the non-performing assets at September 30, 1997 and December 31, 1996.

                                                  September 30   December 31,
                                                       1997         1996
                                                    ----------   ----------
                                                        (In Thousands)
Non-performing loans
  Loans past due 90 days
  or more                                           $       54   $      236
Nonaccrual loans                                             -            -
Impaired loans                                               -          110
                                                    ----------   ----------

    Total non-performing loans                              54          346
                                                    ----------   ----------

Other non-performing assets
  Other real estate owned                                    -           54
  Repossessed assets                                         -            -
                                                    ----------   ----------

    Total other non-performing assets                        -           54
                                                    ----------   ----------

Total non-performing assets                         $       54   $      400
                                                    ----------   ----------

Non-performing loans as a
percentage of total loans                                0.20%        1.44%

Non-performing assets as a
percentage of total loans and
other non-performing assets                              0.20%        1.66%

During the nine month period ended September 30, 1997, Loans increased $2,546,000 or 10.6% while the allowance for loan losses increased $27,000 or 9.3%. The percentage of provision for loan losses to loans and leases outstanding was 1.19% on September 30, 1997.

The relationship between the allowance for loan losses and outstanding loans is a function of the credit quality and known risks attributed to the loan portfolio. An on-going loan review program and credit approval process is used to maintain credit quality. On September 30, 1997, the Non-Performing Loans as a percentage of total loans was .2% compared to 1.44% at year end 1996.

Management performs a quarterly evaluation of the allowance for loan losses which incorporates internal loan review, actual historical losses, negative economic trends in the local and national market and the other pertinent factors. The evaluation is presented to and approved by the Board of Directors of the Bank. Management, through the use of the quarterly evaluation process believes that the allowance was at an adequate level as of September 30, 1997.

PART II. - OTHER INFORMATION

Item 1.    Legal Proceedings.

              None.

Item 2.    Changes in rights of the Company's Security holders.

              None.

Item 3.    Defaults by the Company on its senior securities.

              None.

Item 4.    Results of votes of security holders.

              None.

Item 5.    Other Information.

           In July 1997, 205,000 shares of Tri-State 1st Bank shares were issued to the security holders of record on July 9, 1997, as a result of a 2 for 1 stock split declared by the Board of Directors on June 26, 1997.

           On August 14, 1997, 17,000 options to purchase shares of Tri-State 1st Bank were allocated to certain key executive officers and Directors of the holding company in accordance with The Tri-State 1st Bank Option Plan approved by the Company on February 27, 1997.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)Exhibits.

              None.

           (b)Reports on Form 8-K.

              None.

SIGNATURES

     Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                              Tri-State 1st Bank, Inc.
                              (Registrant)


Date:                         By:\s\ Charles B. Lang
November 12, 1997                ----------------------------------
                                 Charles B. Lang
                                 President and Chief Executive Officer

Date:                         By:\s\ Keith R. Clutter
November 12, 1997                ----------------------------------
                                 Keith R. Clutter
                                 Secretary