Form 10KSB
period 1997-12-31
TRI STATE 1ST BANK INC
filed 1998-03-30
CIK 1010398

                     SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C. 20549

                              FORM 10 - KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 1997
          OR
[    ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                      Commission File Number:  33-302132

                            TRI-STATE 1ST BANK, INC.
      (Exact name of small business issuer as specified in its charter)

Ohio                                                                34-1824708
(State or other jurisdiction of                                  (IRS Employer
incorporation or organization)                                  Identification
Number)

16924 St. Clair Avenue
P.O. Box 796
East Liverpool, Ohio                                                     43920
(Address of principal executive offices)                            (Zip Code)

Registrant's telephone number, including area code:  (330) 385-9200
                                                      -------------
Securities registered under Section 12(b) of the Exchange Act:   None
                                                                 ----
Securities registered under Section 12(g) of the Exchange Act:
                           Common Stock, no par value
                           --------------------------
                                (Title of Class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.        [ X ]

        Issuer's revenues for its most recent fiscal year $3.7 million.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and ask price on March 11, 1998, was $7,715,493 (285,759 shares at $27.00 per share).

As of December 31, 1997, there were issued and outstanding 410,800 shares of the registrant's Common Stock.

                     DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1997 are incorporated by reference into Parts I and II, and portions of the Proxy Statement for the annual shareholders meeting on March 18, 1998 are incorporated by reference into Part III.

                                  PART I

Item 1. Business

General
-------
Certain information required by this section is presented on page 1 of the 1997 Annual Report and is incorporated herein by reference.

Tri-State 1st Bank, Inc. (the "Company") is the parent company for 1st National Community Bank (the "Bank"), with principal executive offices of both the Company and the Bank located in East Liverpool, Ohio. At December 31, 1997, the Bank had 31 full-time and 11 part-time employees.

Supervision and Regulation
--------------------------
The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended and the Securities and Exchange Commission.

Deposits maintained with the Bank are insured up to regulatory limits by the FDIC, and accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 ("The FDIC Improvement Act") covered a wide expanse of Banking regulatory issues. The FDIC Improvement Act dealt with the capitalization of the BIF, with deposit insurance reform, including requiring the FDIC to establish a risk - based premium assessment system, and with a number of other regulatory and supervisory matters. On December 11, 1995, the FDIC adopted reduced assessment rates for the semiannual assessment period beginning January 1, 1996. The resulting annual assessment rates ranged from $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories, subject to a minimum assessment. As a result of the Bank meeting certain capital requirements, the premium assessment for 1997 and 1996 was minimal.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Law"), various federal banking laws were amended to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law allowed, effective September 29, 1995, the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997. The Bank exercised use of the Interstate Banking Law to facilitate the acquisition of a branch in the state of West Virginia, as referenced to in the "Market Area" discussion below.

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

Competition
-----------
The Bank functions in a highly competitive environment. In addition to other commercial banks, savings and loans, and savings banks, the Bank must also contend with other providers of financial services including finance companies, credit unions and insurance companies. The Bank's immediate competition emanates specifically from National City Bank, Banc One, Potters Savings & Loan, Central Federal Savings & Loan, Perpetual Savings Bank, and Hancock County Savings and Loan. Each of these competitors operate in varying capacities within Columbiana County, Ohio and Hancock County, West Virginia, the market region shared with the Bank. Despite having access to less resources and smaller lending limits, the Bank remains competitive in its service area with respect to interest rates and fees charged on loans, interest rates paid on time and savings deposits, and service charges on deposit accounts. All of the Bank's deposits emanate from inside the United States.

Market Area
-----------
The Bank's primary market area is East Liverpool and Lisbon, Ohio and surrounding communities in the tri-state area which includes eastern Ohio, northern West Virginia and southwestern Pennsylvania and is known as the Upper Ohio Valley. In an attempt to enhance its branch network, the Bank acquired the assets and assumed the deposits and other liabilities of United
National Bank's New Cumberland, West Virginia branch office. The purchase price was $157,000 in cash plus the value of all deposit accounts based upon the balance as of the date of closing at a premium of 5 1/2% of account balances. Consummation and closing occurred on September 1, 1997. This acquisition is ultimately expected to have a positive impact on net income and future earnings per share.

STATISTICAL DISCLOSURES BY BANK HOLDING COMPANIES
-------------------------------------------------

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY, INTEREST RATES AND INTEREST DIFFERENTIAL

Information required by this section is presented on pages 5 through 6 of the 1997 Annual Report and is incorporated herein by reference.

II. INVESTMENT PORTFOLIO

A.  Book Value of Investment Portfolio

Information required by this section is presented on pages 18 and 19 of the 1997 Annual Report and is incorporated herein by reference.

B.  Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 1997, and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields weighted for the scheduled maturity of each investment.

                                               1 Year         5 Years
                               Within 1        Through         Through                      Over 10
                                 Year           Years         10 Years        Years          Total
                               ---------      ---------      ---------      ---------      ---------
                                                     (Dollars in thousands)
U. S. Treasury securities
  and other U.S. Government
  agencies and corporation     $   1,871      $   5,390      $   1,305      $       -      $   8,566
Obligations of states and
  political subdivisions              99          1,252          3,698            618          5,667
Mortgage-backed securities             -             21            231            277            529
Equity securities                      -              -              -            223            223
                               ---------      ---------      ---------      ---------      ---------
                               $   1,970      $   6,663      $   5,234      $   1,118      $  14,985
                               =========      =========      =========      =========      =========
U. S. Treasury securities
  and other U.S. Government
  agencies and corporations         5.86%          6.16%          6.76%             -%
Obligations of states and
  political subdivisions            9.12           7.46           7.48           6.34
Mortgage-backed securities             -           7.79           6.36           7.46
Equity securities                      -              -              -           7.00
                               ---------      ---------      ---------      ---------
                                    5.75%          6.78%          7.44%          7.39%
                               =========      =========      =========      =========

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C.  Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the Company's shareholders' equity at December 31, 1997.

III.  LOAN PORTFOLIO

A.  Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                            At December 31,

                                                     1997                            1996
                                          --------------------------      --------------------------
                                            Amount          Percent         Amount          Percent
                                          ----------      ----------      ----------      ----------
                                                            (Dollars in Thousands)
Type of Loan
Real Estate Loans:
    Construction                          $        -               -%     $       84            0.35%
    1 - 4 Family                              12,192           46.81          11,443           47.53
Commercial                                     4,477           17.19           3,218           13.37
Commercial Loans                               5,639           21.65           5,544           23.03
Consumer Loans                                 3,737           14.35           3,784           15.72
                                          ----------      ----------      ----------      ----------

        Total                                 26,045          100.00%         24,073          100.00%
                                                          ==========                      ==========

Less:
    Deferred loan origination fees
     and costs                                    32                              22
    Allowance for possible loan losses           309                             290
                                          ----------                      ----------

        Net loans                         $   25,704                      $   23,761


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

The Bank's lending strategy has historically focused on the origination and retention of a mixture in its portfolio of commercial loans, one-to-four family mortgage loans and, to a lesser extent, working capital loans in the form of credit lines and term notes, personal loans, and home equity loans. Commercial real estate loans are granted for the acquisition or improvement of real property. Generally, commercial real estate loans do not exceed 70% of the appraised value of the property pledged to secure the transaction. With repayment typically contingent upon successful operation of the subject real estate, this is carefully scrutinized prior to approval.

Real estate construction loans are granted for the purpose of construction improvements to real property, both commercial and residential. Real estate loans secured by one-to-four family residential housing properties are granted subject to statutory limits regarding the maximum percentage of appraised value of the mortgaged property. Residential loan terms are normally established based upon factors such as interest rates in general, the supply of money available to the Bank and the demand for such loans.

Consumer loans represent the extension of financing to customers for personal expenditures or household purposes. Creditworthiness is evaluated on the basis of projected repayment capacity as well as credit history. Such loans are granted in the form of installment or revolving transactions.

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 1997, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                            Maturing
                                             Within            Through        After
                                             1 Year           Five Years    Five Years      Total
                                                            (Dollars in Thousands)

Commercial and agricultural               $    3,287      $    1,743      $      275      $    5,305
Real estate-construction                           -               -               -               -
                                          ----------      ----------      ----------      ----------

      Total                               $    3,287      $    1,743      $      275      $    5,305
                                          ==========      ==========      ==========      ==========

Sensitivity of loans to interest rates:
  Predetermined interest rates                            $       494     $      264      $      758
  Floating interest rates                                       1,249             11           1,260
                                                          -----------      ----------      ----------

      Total                                               $     1,743     $      275      $    2,018
                                                          ===========      ==========      ==========

C.  Risk Elements

Certain information required by this section is presented on pages 2, 7 and 20 of the 1997 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non-performing assets:

                                                    At December 31,
                                              --------------------------
                                                 1997            1996
                                              ----------      ----------
                                                (Dollars in Thousands)
Loans past due 90 days or more and
   still accruing interest                    $      102      $      236
Nonaccrual loans                                       -               -
Impaired loans                                         -             111
                                              ----------      ----------

Total non-performing loans                           102             347

Other real estate owned                                -              54

Total non-performing assets                   $      102      $      401

Non-performing assets to
  allowance for loan losses                        33.01%         138.28%

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

Mortgage loans on one-to-four family properties and all consumer loans are large groups of smaller balance homogeneous loans and are measured for impairment collectively. Loans that experience insignificant payment delays, which are defined as 90 days or less, generally are not classified as impaired. Management determines the significance of payment delays on a case-by-case basis, taking into consideration all of the circumstances surrounding the loan and the borrower, including the length of the delay, the borrower's prior payment record, and the amount of shortfall in relation to the principal and interest owed.

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their agreements is dependent upon the economic stability of the tri-state area. At December 31, 1997, the Corporation did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 1998 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

A.  Analysis of Loan Loss Experience

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                 At December 31,
                                            ------------------------
                                              1997            1996
                                            ---------      ---------
                                             (Dollars in Thousands)

Balance, January 1                          $     290      $     266

Charge-offs:
   Commercial and agricultural                      -             16
   Real estate mortgages                            -              -
   Consumer                                        47             25
                                            ---------      ---------

Total charge-offs                                  47             41

Loan recoveries:
   Commercial and agricultural                      -              1
   Real estate mortgages                            -              -
   Consumer                                        12             15
                                            ---------      ---------

Total loan recoveries                              12             16
                                            ---------      ---------

Net charge-offs                                    35             25
                                            ---------      ---------

Provision charged to
  operations                                       54             49
                                            ---------      ---------

Balance, December 31                        $     309      $     290
                                            =========      =========

Net charge-offs as a percent
  of average loans                               0.14%          0.11%

The Bank believes that the allowance for loan losses at December 31, 1997 is adequate to cover losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1997.

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

V.  DEPOSITS

A.  Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

                                             Year Ended December 31,
                                            ------------------------
                                              1997           1996
                                            ---------      ---------
          Amount
--------------------------
                                             (Dollars in thousands)
Noninterest-bearing demand                  $   6,300      $   5,127
Interest-bearing demand                         8,073          7,560
Savings                                         8,492          7,575
Money market                                    4,946          4,847
Time                                           12,921         11,648
                                            ---------      ---------

      Total                                 $  40,732      $  36,757
                                            =========      =========


          Rate
--------------------------
Noninterest-bearing demand                          -%             -%
Interest-bearing demand                          2.73           2.75
Savings deposits                                 2.99           2.98
Money market                                     2.99           3.01
Time deposits                                    5.37           5.33

The following table sets forth the remaining maturity of time certificates of deposit in denominations of $100,000 or more.

                                           December 31,
                                              1997
                                            ---------
                                         (In thousands)

3 months or less                            $   1,141
Over 3 months through 6 months                    100
Over 6 months through 12 months                   667
Over 12 months                                    487
                                            ---------

      Total                                 $   2,395
                                            =========

VI.  RETURN ON EQUITY

The required information is incorporated by reference to page 2 of the 1997 Annual Report.

VII. SHORT-TERM BORROWINGS

This information is not required as the average balance of short-term borrowings during 1997 was less than 30 percent of stockholders' equity.

Item 2.  PROPERTIES

THE FOLLOWING ARE THE PRINCIPAL LOCATIONS OF OPERATIONS OF THE COMPANY AND
BANK:


                             Own or          Term of
Description                   Rent            Lease
---------------------       --------        ---------

Executive offices of the
  Company and Bank and
  main branch
16924 St. Clair Avenue
East Liverpool, OH 43920       Own             N/A

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432               Own             N/A

Branch Office                                 Lease
15703 St Rt 170                             expiration:
Calcutta, OH 43920            Rent           12/01/05

Branch CBCT                                   Lease
Wal-Mart Store                              expiration:
Calcutta, OH 43920            Rent           05/17/02

Branch office
1200 North Chestnut Street
New Cumberland, WV 26047       Own             N/A

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

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted to a vote of security holders during the fourth quarter of 1997.


                                  PART II

Item 5.  MARKET OF COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

The required information is incorporated by reference to pages 1 through 2 of the 1997 Annual Report.

Item 6.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

The required information is incorporated by reference to pages 2 through 8 of the 1997 Annual Report.

Item 7.  FINANCIAL STATEMENTS

The required information is incorporated by reference to pages 9 through 31 of the 1997 Annual Report.

Item 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

                                  PART III

Item 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS, COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The required information is incorporated by reference to pages 4 through 12 of the Proxy Statement.

Item 10.  EXECUTIVE COMPENSATION

The required information is incorporated by reference to pages 7 through 8 of the Proxy Statement.

Item 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The required information is incorporated by reference to pages 9 through 12 of the Proxy Statement.

Item 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The required information is incorporated by reference to pages 13 through 14 of the Proxy Statement.

Item 13.   EXHIBITS AND REPORTS ON FORM 8-K

The following documents are filed as part of this report, except as may be indicated:

(1)  Financial Statements:

The following Consolidated Financial Statements of Tri-State 1st Bank, Inc. together with the Report of Independent Auditors dated January 16, 1998, are included in the 1997 Annual Report of the registrant which is referenced in
Part II, Item 7 - Financial Statements and are incorporated herein:

                                                                       Page
                                                                     Reference
                                                                     ---------

Report of Independent Auditors.                                           9
Consolidated Balance Sheet, December 31, 1997 and 1996.                  10
Consolidated Statement of Income for the years ended December 31,
  1997 and 1996.                                                         11
Consolidated Statement of Stockholders' Equity for the years ended
  December 31, 1997 and 1996.                                            12
Consolidated Statement of Cash Flows for the years ended December 31,
  1997 and 1996                                                          13
Notes to Consolidated Financial Statements                             14-31

(2)  Exhibits:

Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S-B.

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

     (13) Annual Report to Security Holders for the year ended December 31, 1997, filed herewith as exhibit 13.

     (21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

     (27) Financial Data Schedule for the year ended December 31, 1997, filed herewith as exhibit 27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            Tri-State 1st Bank, Inc.


Date:  March 30, 1997                       /s/ Charles B. Lang
                                            ---------------------------------
                                            Charles B. Lang
                                            President
                                            (Principal Executive Officer)


Date:  March 30, 1997                       /s/ Keith R. Clutter
                                            ---------------------------------
                                            Keith R. Clutter
                                            Secretary
                                            (Principal Operating Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                                 Title                Date
------------------                     --------------       ---------------

/s/ Charles B. Lang
--------------------------------       President            March 30, 1997
Charles B. Lang

/s/ Keith R. Clutter
--------------------------------       Secretary            March 30, 1997
Keith R. Clutter

/s/ William E. Blair
--------------------------------       Director             March 30, 1997
William E. Blair

/s/ Stephen W. Cooper
--------------------------------       Director             March 30, 1997
Stephen W. Cooper

/s/ G. Allen Dickey
--------------------------------       Director             March 30, 1997
G. Allen Dickey

/s/ Marvin H. Feldman
--------------------------------       Director             March 30, 1997
Marvin H. Feldman

/s/ R. Lynn Leggett
--------------------------------       Director             March 30, 1997
R. Lynn Leggett

/s/ John P. Scotford, Sr.
--------------------------------       Director             March 30, 1997
John P. Scotford, Sr.

/s/ John C. Thompson
--------------------------------       Director             March 30, 1997
John C. Thompson