Form 10QSB
period 1998-03-31
TRI STATE 1ST BANK INC
filed 1998-05-15
CIK 1010398

                 SECURITIES AND EXCHANGE COMMISSION
                      Washington, D.C.  20549

                            FORM 10-QSB

[  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

            For the quarterly period ended March 31, 1998

                                 OR

[     ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
         THE SECURITIES EXCHANGE ACT OF 1934

        For the transition period from __________ to __________

                Commission File Number:  33-302132

                    TRI-STATE, 1ST BANK, INC.
   (Exact Name of small business issuer as specified in its charter)

OHIO                                              34-1824708
(State or other jurisdiction of                   (IRS Employer
incorporation or organization)                    Identification Number)

16924 St. Clair Avenue
P.O. Box 796
East Liverpool, OH  43920
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

As of May 12, 1998 there were 410,800 shares outstanding of the issuer's class of common stock.

                    TRI-STATE, 1ST BANK, INC.
            INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                 Page
Part I  Financial Information

        Item 1.  Financial Statements (unaudited)

                 Consolidated Balance Sheet as of
                 March 31, 1998 and December 31, 1997              3

                 Consolidated Statement of Income
                 for the three months ended
                 March 31, 1998 and 1997                           4

                 Consolidated Statement of Changes
                 in Stockholders' Equity for the
                 three months ended March 31,                      5

                 Consolidated Statement of Cash Flows
                 for the three months ended
                 March 31, 1998 and 1997                           6

                 Notes to Consolidated Financial Statements        7


        Item 2.  Management's Discussion and Analysis
                 of Financial Condition and Results
                 of Operations                                     8

Part II Other Information                                         12


        Signatures                                                14

               Tri-State 1st Bank, Inc. and Subsidiary
                     CONSOLIDATED BALANCE SHEET
                            (Unaudited)

                                             March 31,     December 31,
                                               1998            1997
                                           -------------  -------------
                                                  (In Thousands)
ASSETS
Cash and due from banks                    $       3,312  $       4,032
Interest-bearing deposits
  with other banks                                    73            101
Federal funds sold                                 6,396          1,550
Securities available for sale                     14,088         13,088
Investment securities (estimated
  market value of $1,815 and $1,937)               1,771          1,897
Net loans receivable                              26,384         25,703
Premises and equipment                             1,417          1,422
Accrued interest and other assets                    632            533
                                           -------------  -------------

     TOTAL ASSETS                          $      54,073  $      48,326
                                           =============  =============

LIABILITIES
Deposits:
Noninterest-bearing demand                 $       7,525  $       6,532
Interest-bearing demand                           10,151          8,250
Money market                                       5,152          5,045
Savings                                            9,811          9,324
Time                                              15,039         13,752
                                           -------------  -------------
     Total deposits                               47,678         42,903
Other borrowings                                   1,347            677
Accrued interest and other liabilities               376            231
                                           -------------  -------------
     TOTAL LIABILITIES                            49,401         43,811
                                           -------------  -------------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000
  shares authorized, 410,800 issued
  and outstanding                                  1,284          1,284
Surplus                                            1,611          1,611
Retained earnings                                  1,701          1,567
Net unrealized gain on securities                     76             53
                                           -------------  -------------
     TOTAL STOCKHOLDERS' EQUITY                    4,672          4,515
                                           -------------  -------------

     TOTAL LIABILITIES AND
       STOCKHOLDERS' EQUITY $                     54,073  $      48,326
                                           $============  $============


See accompanying notes to the consolidated financial statements.

               Tri-State 1st Bank, Inc. and Subsidiary
                   CONSOLIDATED STATEMENT OF INCOME
                             (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                               1998            1997
                                           ------------- -------------
                                              (In Thousands, Except
                                                Per Share Amounts)
INTEREST INCOME
Loans, including fees                      $         643 $         589
Interest-bearing deposits
  with other banks                                     1             1
Federal funds sold                                    57            22
Investment securities:
  Taxable                                            146           123
  Exempt from federal income tax                      70            54
                                           ------------- -------------
     Total interest income                           917           789
                                           ------------- -------------

INTEREST EXPENSE
Deposits                                             360           299
Other borrowings                                      12             4
                                           ------------- -------------
     Total interest expense                          372           303
                                           ------------- -------------

NET INTEREST INCOME                                  545           486

Provision for loan losses                             23             8
                                           ------------- -------------

NET INTEREST INCOME AFTER PROVISION
  FOR LOAN LOSSES                                    522           478
                                           ------------- -------------

OTHER OPERATING INCOME
Service fees on deposit accounts                      68            57
Investment security gains                              -             -
Other                                                 56            35
                                           ------------- -------------
     Total other operating income                    124            92
                                           ------------- -------------

OTHER OPERATING EXPENSE
Salaries and employee benefits                       231           176
Occupancy                                             45            44
Furniture and equipment                               36            28
Federal deposit insurance premiums                     1             -
Other                                                164           141
                                           ------------- -------------
     Total other operating expense                   477           389
                                           ------------- -------------

Income before income taxes                           169           181
Income taxes                                          35            44
                                           ------------- -------------

NET INCOME                                 $         134 $         137
                                           ============= =============

EARNINGS PER SHARE
  Basic                                    $        0.33 $        0.33
  Diluted                                  $        0.33 $        0.33




See the accompanying notes to the consolidated financial statements.

                                               Tri-State 1st Bank, Inc. and Subsidiary
                                      CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                          (Unaudited)

                                                                                      Accumulated
                                                                                        Other                       Total
                                              Common                     Retained   Comprehensive Comprehensive  Stockholders'
                                              Stock        Surplus       Earnings       Income        Income        Equity
                                            ----------    ----------    ----------    ----------    ----------    ----------
                                                                  (In Thousands Except Per Share Amount)

Balance, December 31, 1997                  $    1,284    $    1,611    $    1,567    $       53    $        -    $    4,515

Net income                                                                     134                         134
Other comprehensive income:
  Unrealized gain on available for                                                            23            23
    sale securities                                                                                 ----------
                                            ----------    ----------    ----------    ----------    $      157    ----------
Balance, December 31, 1997                  $    1,284    $   1,611     $    1,701    $       76    ==========    $    4,672
                                            ==========    ==========    ==========    ==========                  ==========




See accompanying notes to the consolidated financial statements.

               Tri-State 1st Bank, Inc. and Subsidiary
                CONSOLIDATED STATEMENT OF CASH FLOWS
                             (Unaudited)

                                                Three Months Ended
                                                     March 31,
                                               1998            1997
                                           -------------  -------------
                                                  (In Thousands)
OPERATING ACTIVITIES
Net income                                 $         134  $         137
Adjustments to reconcile net
  income to net cash provided
  by operating activities:
   Provision for loan losses                          23              8
   Depreciation and amortization, net                 38             48
   Increase in accrued interest
     receivable                                      (51)           (58)
   Increase in accrued interest payable               62             51
   Other                                              22            (29)
                                           -------------  -------------
     Net cash provided by operating
      activities                                     228            157
                                           -------------  -------------

INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales                                   -          1,300
 Proceeds from principal repayments
   and maturities                                  1,494              5
 Purchases of securities                          (2,462)        (1,812)
Investment securities:
 Proceeds from principal repayments
   and maturities                                    126             11
Net loan originations                               (704)          (642)
Acquisition of premises and equipment                (29)           (10)
Proceeds from sale of real estate owned                -             54
                                           -------------  -------------
     Net cash used for investing activities       (1,575)        (1,094)
                                           -------------  -------------

FINANCING ACTIVITIES
Net increase (decrease) in deposits                4,775           (852)
Increase in securities sold under
  agreement to repurchase                            697              -
Principal payments on other borrowings               (27)           (25)
                                           -------------  -------------
     Net cash provided by (used for)
       financing activities                        5,445           (877)
                                           -------------  -------------
     Increase (decrease) in cash and
       cash equivalents                            4,098         (1,814)

CASH AND CASH EQUIVALENTS AT
 BEGINNING OF PERIOD                               5,683          5,577
                                           -------------  -------------

CASH AND CASH EQUIVALENTS AT
 END OF PERIOD                             $       9,781  $       3,763
                                           =============  =============





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

NOTE 2 - ACCOUNTING STANDARD ADOPTION:  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of Statement No. 130 as part of the Statement of Changes in Stockholders' Equity.

                     Tri-State 1st Bank, Inc. and Subsidiary
                      MANAGEMENT DISCUSSION AND ANALYSIS OF
                  FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Total Assets on March 31, 1998 of $54,073,000 represented an increase of $5,747,000 or 11.89% from December 31, 1997. The increase of assets was comprised of a $4,846,000 or 312.65% increase in Federal Funds Sold, a $1,000,000 or 7.64% increase in Securities Available for Sale, and a $687,000 or 2.64% increase in Loans.

The Cash and Due from Banks at $3,312,000 on March 31, 1998, represented a decrease of $720,000 or 17.86% from December 31, 1997. The nature of the Bank s customers and the number of banking offices dictate that 1st Bank maintains higher amounts of cash to meet year-end needs. The March balance is more representative of normal Cash levels during the year.

The $6,396,000 balance in Federal Funds Sold on the last day of March, an increase of 312.65% from year-end 1997, is higher than normal and was the result of rapid growth of deposits during the quarter. This deposit growth was not matched by similar rapid growth in loans and security investments. Monies awaiting reinvestment in securities or loans are placed in Federal Funds Sold where they can generate earnings for the Bank. $2,000,000 to $4,000,000 is the normal range for Federal Funds Sold when deposit levels are stable.

Investment Securities increased $874,000 or 5.83% to $15,859,000 at March 31, 1997, as compared with $14,985,000 at year-end 1997. It is a management strategy of 1st Bank to invest funds in the security portfolio methodically in order to employ monies not required for loans in such a way that it will provide safety, liquidity and improved earnings potential. Investing in securities on a regular basis, rather than investing based upon when interest rates are perceived to peak and trough, helps hedge against the risk of market value fluctuations which could adversely effect the value of the Bank's assets. The $1,000,000 or 7,64% increase in Securities available for sale to $14,088,000 was partially offset by a $126,000 or 6.64% decrease in Investment securities held to maturity to $1,771,000 on March 31, 1998. After allowing for the replacement of matured and called securities during the three month period, the net increase in the securities can be accounted for by a $556,000 increase in federal government sponsored agency obligations and to a lesser extent a $232,000 increase in mortgage-backed, pass-through government agency issued securities.

Loans receivable at March 31, 1998, of $26,699,000 represented an increase of $687,000 or 2.64% from $26,012,000 on December 31, 1997. The growth in the loan portfolio was primarily due to a $300,000 increase in residential real estate mortgage loans and a $300,000 increase in commercial and industrial loans including commercial mortgage loans. Management will continue to focus its loan origination efforts in 1998 on obtaining a more balanced mix of loans.

The Allowance for loan losses increased in the amount of $6,000 for the three month period ended March 31, 1998. The overall ratio of allowance to loans receivable remained essentially unchanged at 1.18% on March 31, 1998, compared with 1.19% on December 31, 1997. The relationship between the Allowance and loans receivable is a function of credit quality and known risk factors of the loan portfolio.

Total Deposits on March 31, 1998, were $47,678,000 representing an increase of $4,775,000 or 11.13% from $42,903,000 on December 31, 1997. This growth is quite strong for a period of only three months during a season of the year when deposit growth is normally flat. The increase resulted from a general across-the-board growth of all types of deposits. Rates of interest did not change in the three month period. These increases therefore can be attributed to marketing and good community support, since the Bank did not engage in aggressive pricing to attract these deposits. Noninterest bearing demand accounts were up $993,000 or 15.20%, Interest bearing demand accounts increased $1,901,000 or 23.14%, Money market accounts grew $107,000 or 2.12%, Savings accounts were up $487,000 or 5.22% and Time Deposits increased $1,287,000 or 9.36%. A $670,000 or 98.97% increase in Other borrowings to $1,347,000 resulted from growth in a Repurchase Agreement account established to accommodate a deposit relationship with a customer.

The increase in Accrued interest and other liabilities of $145,000 or 62.77% to $376,000 on March 31, 1998, is attributable to increases in accrued interest payable on deposits and accrued payroll taxes.

Shareholder's Equity increased $157,000 or 3.48% to $4,672,000 for the three month period ended March 31, 1998, due to an increase in net retained earnings from operations of $134,000 or 8.55% and a $23,000 or 43.40% increase in the Net unrealized gain on securities. The Net unrealized gain on securities is considered temporary in nature and is attributable to a marginal weakening of the market interest rate environment at March 31, 1998 as compared to December 31, 1997.

RESULTS OF OPERATIONS

Comparison of the Three Months Ended March 31, 1998 and 1997
------------------------------------------------------------

General
Net income for the three month period ended March 31, 1998 totaled $134,000 or $.33 per share compared to $137,000 or $.33 per share on March 31, 1997, after adjustment for a stock split which occurred in July of 1997. Although the Net income comparison on a year-to-year basis was down slightly, Total interest income and Other operating income rose significantly. A corresponding sharp increase in Total interest expense and Other operating expense which in part can be attributed to the acquisition of a banking office in New Cumberland, West Virginia, more than offset the $160,000 increase in Total income of the Bank for the first quarter of 1998 over the same period in 1997. The rapid rise of deposits in the first quarter of 1998 could not be placed safely and soundly in new loans and securities at higher yields in order to maintain interest margins comparable to the same period in 1997. This had an impact on the relative results of the first quarter of each year.

Net Interest Income
Net interest income increased in the first quarter of 1998 by $59,000 or 12.14% over the first three months of 1997. The increase was the result of a $128,000 or 16.22% rise in interest income, which was partially offset by a $69,000 or 22.77% increase in interest expense.

The improved interest income resulted from a combination of increases of $54,000 or 9.17% in loan income including fees, $35,000 or 159.09% in Federal funds sold, and $39,000 or 22.03% in Investment securities income.

Total loan income increases can be attributed primarily to the increase in the Loans outstanding since there was actually a slight decrease in the average yield on loans in the first quarter of 1998 compared with the same period of 1997. An increase in the Fees on loans during the first quarter of 1998 as compared to the first quarter of 1997 also enhanced Total loan income.

The increase in earnings on investments was allocated between a $23,000 or 18.7% rise in Taxable securities income and a $16,000 or 29.63% increase in securities income exempt from federal income tax. The average yield on the securities has decreased as interest rates have weakened over the past twelve months. The better earnings can be credited to increases in the amount of securities held in the portfolio. The greater amount of funds invested in tax exempt securities provided a higher after-tax return and favorably impacted Net income of the Bank.

The Interest expense increase of $69,000 on March 31, 1998, compared with the same period of 1997 was due primarily to the increase in the volume of interest-bearing deposits with the Bank. Interest expense on deposits was $61,000 or 20.40% higher in the first quarter of 1998, and Interest expense on Other borrowings including Repurchase Agreements was $8,000 or 200.00% higher. However existing customers moving into the higher yielding types of accounts and new customers opting for time deposits also contributed to the interest expense increase.

Provision for Loan Losses
The provision for loan losses for the three month period ended March 31, 1998, was $15,000 or 187.50% greater than for the same period in 1997. Management makes periodic provisions to the Allowance for loan losses to maintain the Allowance at an acceptable level commensurate with management's assessment of the credit risks inherent in the loan portfolio.

Other Operating Income
Other operating income, which is comprised principally of fees and charges on customer deposit accounts, increased $11,000 or 19.30% to $68,000 for the three months ended March 31, 1998 over the same period of 1997. Other income increased $21,000 or 60.00% to $56,000 for the three months ended March 31, 1998, and was the result of a $11,000 increase in commissions on the sale of life insurance and a $10,000 increase in revenues from Safe Deposit Boxes, ATM fees and other services.

Other Operating Expense
There was a significant increase in Other operating expense in the amount of $88,000 or 22.62% to $477,000 for the three months ended March 31, 1998, from the three month period ended March 31, 1997. Salary and employee benefits increased $55,000 or 31.25% as the result of the employment of the staff at the New Cumberland office, additional personnel hired to handle growing customer volume and normal salary increases and related expenses.

Occupancy and equipment expenses increased $9,000 or 12.5% to $81,000 on March 31, 1998, principally as a result of the addition of the West Virginia office and new equipment purchases. Federal Deposit Insurance Premiums added $1,000.

Other operating expenses increased $23,000 or 16.31% in the first quarter of 1998 over the like period in 1997 as a result of increases in a number of miscellaneous expense items.

Income Tax Expense
Income tax expense decreased $9,000 or 20.45% from the same period in 1997. The decrease was the result of a lesser taxable income which was down by $12,000 or 6.63% and the larger portion of taxable income which could be attributed to tax exempt securities and loans.

On March 31, 1998, non-performing loans, which are comprised of commercial and consumer loans contractually past due 90 days or more as to interest or principal payments but not on nonaccrual status because of collateral considerations or collection status, and unimpaired loans, which represent nonaccrual commercial loan types, amounted to $97,000, a decrease of $5,000 or 4.90% from December 31, 1997 totals. Combined non-performing loans and other non-performing assets on March 31, 1998, represented 0.36% of total loans which was down from 0.39% at year-end 1997. There are five loans classified as non-performing, but two loans combined for a total of $84,000, which is 86.60% of this classification. The two loans are secured by real estate properties. As part of management's ongoing assessment of its loan portfolio, $2,400 of the allowance for loan losses at March 31, 1998, had been allocated for these two loans.

RISK ELEMENTS

The following schedule presents the non-performing assets at March 31, 1998 and December 31, 1997.

                                             March 31,    December 31,
                                                1998           1997
                                           ------------- -------------
                                                  (In Thousands)
Non-performing loans
  Loans past due 90 days
  or more                                  $          97 $         102
Nonaccrual loans                                       -             -
Impaired loans                                         -             -
                                           ------------- -------------

   Total non-performing
    loans                                             97           102
                                           ------------- -------------

Other non-performing assets
  Other real estate owned                              -             -

  Repossessed assets                                   -             -

   Total other non-performing
    assets                                             -             -

Total non-performing
 assets                                    $          97 $         102
                                           ============= =============

Non-performing loans as a
percentage of total loans                           0.36%         0.39%

Non-performing assets as a
percentage of total loans and
other non-performing assets                         0.36%         0.39%

PART II - OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in rights of the Company's Security holders.

           None

Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Results of votes of security holders.

           [The following represents the results of matters submitted to a vote of the shareholders at the annual meeting on March 18, 1998)

           Election of Directors

           The number of Class 2 Directors to be elected was established at three (3) based upon the following vote:
           For                  279,923
           Against                    0
           Abstain                    0

           The three nominees elected were as follows:
           Keith R. Clutter
           G. Allen Dickey
           John P. Scotford, Sr.

           Other:

           S.R. Snodgrass, A.C. was elected as the Bank's Independent Auditors for the 1998 fiscal year.

           For                  275,423
           Against                  200
           Abstain                 4,200

Item 5.    Other Information.

           None.

Item 6.    Exhibits and Reports on Form 8-K.

           (a)The following exhibit is filed as part of this form
              10-QSB, and this list includes the Exhibit Index.

              Number          Description                          Page
              11              Statement recomputation
                               of per share earnings              E - 1

              27              Financial data schedule             E - 2

           (b)Reports on Form 8-K.

           None.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused the report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                   Tri-State 1st Bank, Inc.
                                   (Registrant)


Date: May 15 , 1998         By:\s\ Charles B. Lang
                                   --------------------------------------
                                   Charles B. Lang
                                   President and Chief Executive Officer


Date: May 15 , 1998         By:\s\ Keith Clutter
                                   --------------------------------------
                                   Keith R. Clutter
                                   Secretary