Form 10QSB
period 1998-06-30
TRI STATE 1ST BANK INC
filed 1998-08-14
CIK 1010398

1
               SECURITIES AND EXCHANGE COMMISSION
                    Washington, D.C.  20549

                          FORM 10-QSB

  [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
              THE SECURITIES EXCHANGE ACT OF 1934

          For the quarterly period ended June 30, 1998

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


As of May 12, 1998 there were 451,869 shares outstanding of the issuer's class of common stock.

2
                   TRI-STATE, 1ST BANK, INC.
            INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                        Page
Part I     Financial Information

    Item 1.     Financial Statements (unaudited)

                Consolidated Balance Sheet as of June 30, 1998
                and December 31, 1997                                     3

                Consolidated Statement of Income for the three and
                six months ended June 30, 1998 and 1997                   4

                Consolidated Statement of Changes in Stockholders'
                Equity for the six months ended June 30, 1998             5

                Consolidated Statement of Cash Flows for the six
                months ended June 30, 1998 and 1997                       6

                Notes to Consolidated Financial Statements                7


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       8

Part II    Other Information                                             12

           Signatures                                                     14

3
            Tri-State 1st Bank, Inc. and Subsidiary
                   CONSOLIDATED BALANCE SHEET
                          (Unaudited)
                                              June 30,    December 31,
                                                1998        1997
                                             ----------  ----------
                                                 (In Thousands)
ASSETS
Cash and due from banks                      $    3,014  $    4,032
Interest-bearing deposits with other banks           38         101
Federal funds sold                                5,650       1,550
Securities available for sale                    18,472      13,088
Investment securities (estimated market
  value of $1,793 and $1,937)                     1,746       1,897
Net loans receivable                             27,300      25,703
Premises and equipment                            1,459       1,422
Accrued interest and other assets                   660         533
                                             ----------  ----------
        TOTAL ASSETS                         $   58,339  $   48,326
                                             ==========  ==========

LIABILITIES
Deposits:
Noninterest-bearing demand                   $    7,383  $    6,532
Interest-bearing demand                          12,249       8,250
Money market                                      4,864       5,045
Savings                                          10,228       9,324
Time                                             16,722      13,752
                                             ----------  ----------
        Total deposits                           51,446      42,903
Other borrowings                                  1,847         677
Accrued interest and other liabilities              265         231
                                             ----------  ----------
        TOTAL LIABILITIES                        53,558      43,811
                                             ----------  ----------

STOCKHOLDERS' EQUITY
Common stock, no par value;
1,000,000 shares authorized,
451,869 issued and outstanding                    1,412       1,284
Surplus                                           2,479       1,611
Retained earnings                                   811       1,567
Net unrealized gain on securities                    79          53
                                             ----------  ----------
        TOTAL STOCKHOLDERS' EQUITY                4,781       4,515
                                             ----------  ----------
        TOTAL LIABILITIES AND
        STOCKHOLDERS' EQUITY                 $   58,339  $   48,326
                                             ==========  ==========

See accompanying notes to the consolidated financial statements.

4

                                   Tri-State 1st Bank, Inc. and Subsidiary
                          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                                 (Unaudited)

                                                                       Net Unrealized                     Total
                                 Common                    Retained        Gain on     Comprehensive     Stockholders'
                                  Stock      Surplus       Earnings       Securities      Income          Equity
                                ---------   ---------      --------       ---------      ---------      ---------
                                                         (In Thousands Except Per Share Amount)


Balance, December 31, 1997      $   1,284   $   1,611      $  1,567       $      53      $              $   4,515

Net income                                                      302                            302            302
Cash dividend ($.14 per share)                                  (62)                                          (62)
Stock dividend                        128         868          (996)                                            -
Other comprehensive income:
  Unrealized gain on available
  for sale securities                                                            26             26             26
                                                                                          --------
Comprehensive income                                                                      $    328
                                                                                          ========
                                ---------   ---------      --------       ---------                     ---------
Balance, June 30, 1998          $   1,412   $   2,479      $    811       $      79                     $   4,781
                                =========   =========      ========       =========                     =========

See accompanying notes to the consolidated financial statements.

5

                    Tri-State 1st Bank, Inc. and Subsidiary
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)

                                    Three Months Ended         Six Months Ended
                                          June 30,                  June 30,
                                     1998         1997         1998         1997
                                   --------     --------     --------     --------
                                   (In Thousands, Except     (In Thousands, Except
                                     Per Share Amounts)        Per Share Amounts)
INTEREST INCOME
Loans, including fees              $    668     $    629     $  1,311     $  1,218
Interest-bearing deposits
 with other banks                         1            1            2            2
Federal funds sold                       91           33          148           55
Investment securities:
  Taxable                               170          122          316          245
  Exempt from federal income tax         77           56          147          110
                                   --------     --------     --------     --------
          Total interest income       1,007          841        1,924        1,630
                                   --------     --------     --------     --------

INTEREST EXPENSE
Deposits                                408          319          768          618
Other borrowings                         19            4           31            8
                                   --------     --------     --------     --------
          Total interest expense        427          323          799          626
                                   --------     --------     --------     --------

NET INTEREST INCOME                     580          518        1,125        1,004

Provision for loan losses                10           21           33           29
                                   --------     --------     --------     --------

NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES               570          497        1,092          975
                                   --------     --------     --------     --------

OTHER OPERATING INCOME
Service fees on deposit accounts         80           60          148          117
Investment security losses                -           (3)           -           (3)
Other                                    36           21           92           56
                                   --------     --------     --------     --------
          Total other operating income  116           78          240          170
                                   --------     --------     --------     --------

OTHER OPERATING EXPENSE
Salaries and employee benefits          223          176          454          352
Occupancy                                49           42           94           86
Furniture and equipment                  40           29           76           57
Federal deposit insurance premiums        2            1            3            2
Other                                   159          147          323          287
                                   --------     --------     --------     --------
          Total other operating
           expense                      473          395          950          784
                                   --------     --------     --------     --------

Income before income taxes              213          180          382          361
Income taxes                             45           41           80           85
                                   --------     --------     --------     --------

NET INCOME                         $    168     $    139     $    302     $    276
                                   ========     ========     ========     ========
EARNINGS PER SHARE
  Basic                            $   0.37     $   0.31     $   0.67     $   0.61
  Diluted                          $   0.37     $   0.31     $   0.67     $   0.61

See the accompanying notes to the consolidated financial statements.

6

                    Tri-State 1st Bank, Inc. and Subsidiary
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)
                                                                           Six Months Ended
                                                                               June 30,
                                                                           1998        1997
                                                                        ----------  ----------
                                                                             (In Thousands)
OPERATING ACTIVITIES
Net income                                                              $      302  $      276
Adjustments to reconcile net income to net cash provided
   by operating activities:
   Provision for loan losses                                                    33          29
   Depreciation and amortization, net                                           79          97
   Increase in accrued interest receivable                                     (88)        (47)
   Increase (decrease) in accrued interest payable                              20          (4)
   Other                                                                       (26)        (29)
                                                                        ----------  ----------
           Net cash provided by operating activities                           320         322
                                                                        ----------  ----------

INVESTING ACTIVITIES
Securities available for sale:
 Proceeds from sales                                                             -         348
 Proceeds from principal repayments and maturities                           2,000       1,805
 Purchases of securities                                                    (7,347)     (2,334)
Investment securities:
 Proceeds from principal repayments and maturities                             133          28
Net loan originations                                                       (1,630)     (2,018)
Acquisition of premises and equipment                                         (108)        (70)
Proceeds from sale of real estate owned                                          -          54
                                                                        ----------  ----------
           Net cash used for investing activities                           (6,952)     (2,187)
                                                                        ----------  ----------

FINANCING ACTIVITIES
Net increase in deposits                                                     8,543       1,940
Increase in securities sold under agreement to repurchase                    1,224           -
Principal payments on other borrowings                                         (54)        (50)
Cash dividends paid                                                            (62)          -
                                                                        ----------  ----------
           Net cash provided by (used for) financing act                     9,651       1,890
                                                                        ----------  ----------

           Increase (decrease) in cash and cash equivalents                  3,018          25

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD                             5,683       5,577
                                                                        ----------  ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $    8,702  $    5,602
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

NOTE 2 - ACCOUNTING STANDARD ADOPTION:  COMPREHENSIVE INCOME

Effective January 1, 1998, the Company adopted Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income." In adopting Statement No. 130, the Company is required to present comprehensive income and its components in a full set of general purpose financial statements. The Company has elected to report the effects of Statement No.130 as part of the Statement of Changes in Stockholders' Equity.

NOTE 3 - RECENT ACCOUNTING PRONOUNCEMENTS

In June 1997, Statement No. 131 "Disclosures about Segments of an Enterprise and Related Information" was issued. This statement establishes standards for the way public companies report information about operating segments in interim financial reports issued to stockholders. It also establishes standards for related disclosures about products and services, geographic areas and major customers. The statement defines an operating segment as a component of an enterprise that generates revenue and incurs expense, whose operating results are reviewed by the chief operating decision maker in the determination of resource allocation and performance, and for which discrete financial information is available. This statement is effective for fiscal years beginning after December 15, 1997, however, it does not require disclosure in interim reporting in the year of initial application.

In January 1998, Statement of Financial Accounting Standards No. 132, "Employers' Disclosure About Pensions and Other Post-Retirement Benefits," was issued. This standard will require certain footnote disclosure requirements related primarily to defined benefit pension and other retiree benefits. Implementation of this standard is required for fiscal years beginning after December 15, 1997.

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999. Earlier adoption is permitted for any fiscal quarter that begins after the issue date of this statement.

8
RISK ELEMENTS

The following schedule presents the non-performing assets at June 30, 1998 and December 31, 1997.

                                            June 30,    December 31,
                                              1998         1997
                                           ----------   ----------
                                                (In Thousands)
Non-performing loans
  Loans past due 90 days
  or more                                  $       86   $      102
Nonaccrual loans                                    -            -
Impaired loans                                      -            -
                                           ----------   ----------
   Total non-performing
    loans                                          86          102
                                           ----------   ----------

Other non-performing assets
  Other real estate owned                           -            -
  Repossessed assets                                -            -
                                           ----------   ----------

   Total other non-performing
    assets                                          -            -
                                           ----------   ----------

Total non-performing
 assets                                    $       86   $      102
                                           ==========   ==========

Non-performing loans as a
percentage of total loans                        0.31 %       0.39 %

Non-performing assets as a
percentage of total loans and
other non-performing assets                      0.31 %       0.39 %

On June 30, 1998, non-performing loans, which are comprised of commercial and consumer loans contractually past due 90 days or more as to interest or principal payments but not on nonaccrual status because of collateral considerations or collection status, and unimpaired loans, which represent nonaccrual commercial loan types, amounted to $86,000, a decrease of $16,000 or 15.7% from December 31, 1997 totals. Combined non-performing loans and other non-performing assets on June 30, 1998, represented 0.31% of total loans which was 0.39% at year-end 1997. There are three loans classified as non-performing. Two of the loans are secured by real estate properties and the third is secured with a vehicle. As a part of management's ongoing assessment of its loan portfolio, there has been no allowance made for losses on these three loans because in the opinion of management the loans are fully secured and should not result in any loss to the Bank.

9

                                                 Exhibit 11
                                   Tri-State 1st Bank, Inc. and Subsidiary
                               Statement Re Computation of Per Share Earnings
                                                 (Unaudited)
                                                         Three Months Ended      Six Months Ended
                                                              June 30,                June 30,
                                                          1998        1997        1998         1997
                                                      --------     --------     --------     --------

Weighted average common shares used to calculate
basic earnings per share                               451,869      451,869      451,869      451,869

Common stock equivalents (stock options) used to
calculate diluted earnings per share                     1,394            -        1,394            -
                                                      --------     --------     --------     --------

Weighted average common shares and common stock
equivalents used to calculate diluted earnings
per share                                              453,263      451,869      453,263      451,869
                                                      ========     ========     ========     ========

Net income                                                 168          139          302          276

Earnings per share:
  Basic                                               $   0.37     $   0.31     $   0.67     $   0.61
  Diluted                                             $   0.37     $   0.31     $   0.67     $   0.61

10
       Tri-State 1st Bank, Inc. and Subsidiary
       MANAGEMENT'S DISCUSSION AND ANALYSIS OF
    FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Assets on June 30, 1998, were $58,339,000 and had increased approximately $10 million over the $48,326,000 reported as of December 31, 1997. This is a 20.7% increase in assets for the six month period. During the same period, Federal Funds Sold increased $4,100,000 or 264.5% to $5,650,000; Total Securities increased $5,233,000 or 34.9% to $20,218,000;
and the Net Loans of $27,300,000 reflect a $1,597,000 or 6.2% increase. Cash and Due from Banks decreased $1,018,000 to $3,014,000, while Premises and Equipment grew by $37,000 to $1,459,000 and Accrued Interest and Other Assets increased $128,000 to $660,000.

Total Deposits on June 30, 1998, were $51,446,000 which was an increase since December 31, 1997, of $8,543,000 or 19.9% from $42,903,000. Total
Stockholder Equity increased for the six month period by $266,000 or 5.9% to $4,781,000.

The increase in Federal Funds Sold was significant. Management has generally attempted to have available in funds between $2 million and $3 million in order to meet the liquidity needs and loan demand of bank customers.
However, this range necessarily shifts upward as deposits increase and therefore liquidity needs grow. At December 31, 1997, Federal Funds Sold of $1,550,000 was below this range, while on June 30, 1998, the balance of $5,650,000 was above the range. An extraordinary 19.9% increase in Deposits was only partially offset by the 34.9% increase in Securities purchased and the 6.2% increase in Net Loans. The remainder was retained in Federal Funds Sold to meet deposit fluctuations.

The net increase in Investment Securities of $5,233,000 to $20,218,000 on June 30, 1998, from $14,985,000 on December 31, 1997, is consistent with a strategy of management to invest funds in the investment portfolio methodically over periods of time in order to employ funds not required for loan demand in a manner which will add to the safety, liquidity and improved earnings potential of the bank. Investing in securities regularly, rather than investing at times when it is perceived that interest rates may be peaking or troughing, helps guard against the interest rate risk exposure from market fluctuations which could adversely impact the value of the Company's assets. Of the two components of the securities portfolio, there was a $5,384,000 or 41.1% increase in Securities Available for Sale and a $151,000 or 8.0% decrease in the Securities Held to Maturity, after replacement of matured and called securities during the six month period. The shift to a larger portion of Available for Sale securities in the portfolio improves the liquidity of the bank since these securities may be sold in accordance with bank policy in order to meet cash flow requirements should the need arise.
The demand for loans which meet the credit standards of the Bank grew significantly for the period ended June 30, 1998, although not in proportion to the $10,013,000 increase in Total Assets. The $1,597,000 growth in Loans for the six months, was primarily the result of increases of $1,381,000 in Nonfarm, Nonresidential loans, and $135,000 and $133,000 in Construction loans, and State and Political Subdivision obligations, respectively. Commercial and Industrial Loans were down $196,000 while Consumer Loans were $92,000 higher.

The Allowance for Loan Losses increased $14,000 or 4.5% over the six month period while loans increased 6.2%. The relationship between the Allowance for Loan Losses and loans outstanding is a function of credit quality and known risk factors of the loan portfolio.

The $37,000 increase in Premises and Equipment and $128,000 in Accrued Interest and Other Assets over the six months since December 31, 1997, can be attributed primarily to new equipment purchases, and prepaid tax and accrued interest receivable on government and agency securities.

The growth of Deposits on June 30, 1998, of $8,543,000 was the result of an increase in most deposit types. There were increases in Noninterest-Bearing Demand which was up $851,000 or 13.0%, Interest Bearing Demand was up $3,999,000 or 48.5%, Savings were up $904,000 or 9.7% and Time Deposits up $2,970,000 or 21.6%. Money Market Accounts were down $181,000 or 3.6%.

Other Borrowings showed a $1,170,000 or 172.8% increase primarily as a result of a new repurchase agreement arrangement with a customer at the New Cumberland office. The two notes with the Federal Home Loan Bank were paid down to $123,000 on June 30, 1998. A $34,000 increase in Accrued Interest and Other Liabilities resulted primarily from growth in accrued interest on larger balances in interest bearing deposits.

There was an increase in the Shareholders Equity of $266,000 on June 30, 1998. A transfer of $128,000 to Common Stock and $867,000 to Surplus from Retained Earnings was the result of the 10% stock dividend declared by the Board of Directors in May and payable in July. Consequently there was a net decrease in the Net Retained Earnings of $755,000 or 48.2%. Excluding this transfer, Net Retained Earnings increased $240,000 and there was an improvement in the Net Unrealized Loss/Gain on Securities for the six months of $26,000, from a gain of $53,000 to a gain of $79,000. A Net Unrealized Gain or loss on Securities should be considered to be temporary in nature since the change can be attributed to the market interest rate environment at any point in time. There was a decrease in interest rates and therefore a strengthening of the market over the six month period.

11
RESULTS OF OPERATIONS

Comparison of the six Months Ended June 30, 1998 to 1997
--------------------------------------------------------

GENERAL
The Company had Net Income of $302,000 for the six months ended June 30, 1998. For the same period during 1997, the earnings were $276,000. The increase of $26,000 is a 9.4% change over June 30, 1997.

NET INTEREST INCOME
The Net Interest Income for the six month period ended June 30, 1998, was up $121,000 from the same six months of 1997 for an increase of 12.1%. The principal reason for the amount of increase is that interest income rose at a 18.0% rate in the amount of $294,000 while interest expense increased by 27.6% but only $173,000. Loan and Fee Income was up $93,000 or 7.6% for the period primarily as a result of the additional loans receivable during the six months in 1998 compared with 1997. The earnings on Federal Funds Sold was up $93,000 or 169.1% because balances were higher in this asset in 1998. There was $108,000 more in interest income on securities in 1998, which represents an increase of 30.4%. Interest Income on taxable securities was up $71,000 or 29.0%, and income on securities exempt from federal income tax was $37,000 or 33.6% greater.

The increase in Interest Expense on Deposits of 27.6% resulted from the fact that much of the growth in Deposits came in interest bearing types of deposits. Interest Expense on Deposits rose $150,000 or 24.3% and the cost of Other Borrowings increased $23,000 or 287.5% because of interest paid on repurchase agreement funds.

PROVISION FOR LOAN LOSSES
Based upon management's continuing evaluation of the loan portfolio, $33,000 was provided for loan losses over the first six months of 1998. This was $4,000 or 13.8% greater than the provision for the like period of 1997. This provision is made in order to maintain the Allowance for Loan Losses at an appropriate level. Provisions for loans in the amount of $33,000 was made because of the increase in the loans during the first six months of 1998.
The Net Interest Income after Provision for Loan Losses in 1998 was up $117,000 or 12.0% over the same six months of 1997.

OTHER OPERATING INCOME
Other Operating Income showed a $70,000 or 41.2% increase through June 30, 1998 when compares with the six month period ended June 30, 1997. This noninterest income increased to $240,000 for the first six months of 1998 compared with $170,000 on June 30, 1997. Service fees on deposit accounts increased $31,000 or 26.5%, there were no losses on securities which was an improvement of $3,000 over the first six months of 1997 and Other Income was up $36,000 or 64.3%. Higher deposit levels, the absence of any sales of securities, a substantial credit life insurance commission payment and a refund from the Ohio Workman's Compensation Fund accounts for this increase in Other Operating Income.

OTHER OPERATING EXPENSE
Other Operating Expense was $166,000 or 21.2% higher on June 30, 1998, than on the same date in 1997. Salaries of employees and benefits increased $102,000 or 29.0% with the hiring of additional staff over the past twelve months to meet the growing operating needs of the Bank, staffing the new office at New Cumberland, and salary increases paid to attract and retain an experienced and capable staff. Occupancy Expenses increased $8,000 or 9.3% and Furniture and Equipment Expenses increased $19,000 or 33.3% which were impacted by the New Cumberland office and equipment additions. Other
Expenses rose $36,000 or 12.5% due to an increase in a variety of expense categories related to growth of activity and volumes such as the credit bureau, postage and freight, telephone, loan expenses, merchant bank cards and the Ohio Franchise Tax.

INCOME TAX EXPENSE
Income Taxes decreased $5,000 or -5.9% for first six months of 1998 compared with the same six month period in 1997. The decline occurred in spite of a $21,000 or 5.8% increase in pre-tax income. A greater portion of the security portfolio invested in tax-exempt securities in 1998 than in 1997 resulted in the relatively greater increase in Net Income of 9.4% compared to the 5.8% increase in taxable income of the company.

Earnings per share of $.67 for the six month period ended June 30, 1998, was $.06 or 9.8% greater than the $.61 per share earned for the first six months of 1997.

Comparison of the Three Months Ended June 30, 1998 to 1997

GENERAL
The Company had Net Income of $168,000 for the three months ended June 30, 1998. When compared with the same three month period in 1997, there was a $29,000 increase in Net Income from $139,000 for a 20.9% gain.

NET INTEREST INCOME
Net Interest Income for the three month period ended June 30, 1998 was $62,000 or 12.0% greater when compared with the same three month period in 1997. This resulted from a $166,000 or 19.7% increase in interest income while interest expense increased only $104,000 or 32.2% in the comparable period of the previous year. Interest on Loans and Fees was up $39,000 or 6.2% to $668,000 for the three months of 1998 compared with 1997. This increase is consistent with increased balances on loans over the prior year and also reflects some decrease in average loan yields. Income on Federal Funds Sold for the three month period increased $58,000 or 175.8% as a result of the higher balances earning interest during the current three month period. Higher balances were also the reason for a $69,000 increase in Investment Securities interest income which can be accounted for by increases of $48,000 or 39.3% in Taxables and a $21,000 or 37.5% in securities exempt from federal income tax. The increase in interest expense on deposits was $89,000 or 27.9% while interest expense of Other Borrowings increased $15,000 or 375.0% because of a repurchase agreement. The increase in interest expense on Deposits and Other Borrowings was a product of the growth of deposits over the three month period. There was no significant change in rates of interest paid on customer deposits.

PROVISION FOR LOAN LOSSES
After careful evaluation by management of the composition of the loan portfolio and considering the growth of loans outstanding, $10,000 was allotted as the Provision for Loan Losses during the three month period ended June 30, 1998. This is $11,000 less than the amount provided during the same three month period in 1997. This resulted in a $570,000 Net Interest Income after loan loss provision which was $73,000 or 14.7% higher than in the same three month period in 1997.

OTHER OPERATING INCOME
For the three month period ended June 30, 1998, the Other Operating Income was up $38,000 or 48.7% over the same period in 1997. The service fee income on deposits was up $20,000 or 33.3% when compared to the same period of the prior year. The increase in deposits is a major contributor to the rise in service fees. There were no security losses taken in the three month period compared to a $3,000 loss in the second quarter of 1997, and Other Income rose $15,000 or 71.4%. An increase in revenues from ATM machine and card activity accounted for a large portion of the increase.

OTHER OPERATING EXPENSE
For the three months ended June 30, 1998, Other Operating Expense showed a $78,000 or 19.8% increase over the like period in 1997. Salaries and employee benefits were up $47,000 or 26.7% which is less than the 29.0% increase for the entire first six months of 1998. Additional staff has been added with the acquisition of the New Cumberland office in the third quarter of 1997, and some staff for the Wal-Mart office which is scheduled to open in the third quarter of 1998 were on the payroll in June, 1998. New positions have also been created at the Bank since the second quarter of 1997.

Occupancy and Furniture and Equipment expenses were up $7,000 and $11,000 respectively with the addition of the New Cumberland office. Other Expense was up $12,000 of 8.2% for the second quarter of 1998 compared with the same period in 1997.

This increase can be attributed principally to expenses in connection with growth of volumes and activities of the Bank.

INCOME TAX EXPENSE
Income before income taxes was $33,000 or 18.3% higher on June 30, 1998 over the same period in 1997. Income taxes were $4,000 or 9.8% higher. Taxes represented a smaller percent of the total income, so the Net Income increased 20.9% from 1997. The Earnings per Share were up $.06 or 19.35% from $.31 for the quarter on June 30, 1997, to $.37 on June 30, 1998.

13
LIQUIDITY AND CASH FLOWS

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

The Consolidated Statement of Cash Flows for the six month period ended June 30, 1998, shows an increase from December 31, 1997, in Cash and Cash Equivalency of $3,018,000 to $8,702,000. Purchases of new securities after allowing for proceeds from principal repayment used up $7,347,000 and Net Loan Originations used another $1,630,000. This was offset by a $9,767,000 net increase in deposits and repurchase agreements and $2,000,000 from the proceeds of principal repayments and maturates of securities.

Management is not aware of any known trends, events or uncertainties that would have a material effect on either the liquidity, capital resources or operations of the Company. Management is not aware of any current recommendations by the regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

In May of 1998, the Board of Directors of the Company declared a 10% stock dividend to stockholders of record on June 26, 1998, payable on July 10, 1998. This event should have no material effect on the liquidity, capital resources or operations of the Company in the opinion of management.

14
OTHER INFORMATION

Item 1.      Legal Proceedings.
             None

Item 2.      Changes in rights of the Company's security holders.
             None

Item 3.      Defaults by the Company on its senior securities.
             None

Item 4.      Results of votes of security holders.
             None

Item 5.    Other Information.

In July 1998, 41,069 shares of Tri-State 1st Bank shares were issued to the security holders of record on June 26, 1998, as a result of a 10% stock dividend declared by the Board of Directors on May 28, 1998.


Item 6.    Exhibits and Reports on Form 8-K.

           (a)The following exhibit is filed as part of this form 10-QSB, and this list includes the Exhibit Index.

              Number             Description                        Page
              ------             -----------                        ----
              11                 Statement re computation of per    E - 1
                                 share earnings

              27                 Financial data schedule            E - 2

           (b)Reports on Form 8-K.

              None.

15
SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.

                                   Tri-State 1st Bank, Inc.
                                   (Registrant)


Date:  August 14, 1998      By:\s\ Charles B. Lang
                                   _________________________________
                                   Charles B. Lang
                                   President and Chief Executive Officer

Date:  August 14, 1998      By:\s\ Keith R. Clutter
                                   _________________________________
                                   Keith R. Clutter
                                   Secretary