Form 10QSB
period 1998-09-30
TRI STATE 1ST BANK INC
filed 1998-11-13
CIK 1010398

                      SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549

                                 FORM 10-QSB

  [  X  ]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

           For the quarterly period ended September 30, 1998

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


As of November 12, 1998 there were 451,869 shares outstanding of the issuer's class of common stock.

                          TRI-STATE, 1ST BANK, INC.
                 INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                         Page
Part I     Financial Information

    Item 1.     Financial Statements (unaudited)

                Consolidated Balance Sheet as of September 30, 1998
                and December 31, 1997                                      3

                Consolidated Statement of Income for the three months
                ended September 30, 1998 and 1997                          4

                Consolidated Statement of Income for the nine months
                ended September 30, 1998 and 1997                          5

                Consolidated Statement of Comprehensive Income for the
                nine months ended September 30, 1998 and 1997              6

                Consolidated Statement of Changes in Stockholders'
                Equity for the nine months ended September 30, 1998        7

                Consolidated Statement of Cash Flows for the nine
                months ended September 30, 1998 and 1997                   8

                Notes to Consolidated Financial Statements                 9


    Item 2.     Management's Discussion and Analysis of Financial
                Condition and Results of Operations                       10

Part II    Other Information                                              17

           Signatures                                                     18

                           TRI-STATE 1ST BANK, INC.
                          CONSOLIDATED BALANCE SHEET
                                 (Unaudited)

                                               September 30,  December 31,
                                                  1998           1997
                                                 --------      --------
                                                      (In thousands)
ASSETS
Cash and due from banks                          $  3,033      $  4,032
Interest-bearing deposits with other banks              9           101
Federal funds sold                                  1,800         1,550
Investment securities available for sale           19,878        13,088
Investment securities held to maturity
   (estimated market value of $1,786 and $1,937)    1,721         1,897
Loans                                              28,077        26,012
Less allowance for loan losses                        326           309
                                                 --------      --------
   Net Loans                                       27,751        25,703

Premises and equipment                              1,613         1,422
Accrued interest and other assets                     937           533
                                                 --------      --------

     TOTAL ASSETS                                $ 56,742      $ 48,326
                                                 ========      ========

LIABILITIES
Deposits:
   Noninterest - bearing demand                  $  7,459      $  6,532
   Interest - bearing demand                       11,465         8,250
   Money market                                     4,634         5,045
   Savings                                          9,826         9,324
   Time                                            15,852        13,752
                                                 --------      --------
     Total deposits                                49,236        42,903
                                                 --------      --------

Securities sold under agreement to repurchase       1,964           500
Other borrowings                                       95           177
Accrued interest and other liabilities                415           231
                                                 --------      --------
     TOTAL LIABILITIES                             51,710        43,811
                                                 --------      --------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 451,869 and 410,800 issued
    and outstanding                                 1,412         1,284
Surplus                                             2,479         1,611
Retained earnings                                     937         1,567
Accumulated other comprehensive income                204            53
                                                 --------      --------
     TOTAL STOCKHOLDERS' EQUITY                     5,032         4,515
                                                 --------      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 56,742      $ 48,326
                                                 ========      ========


See accompanying unaudited notes to the consolidated financial statements.

                           TRI-STATE 1ST BANK, INC.
                      CONSOLIDATED STATEMENT OF INCOME
                                (Unaudited)

                                                     Three Months Ended
                                                        September 30,
                                                  -----------------------
                                                     1998          1997
                                                  ---------     ---------
                                                       (In thousands)
INTEREST INCOME
  Interest and fees on loans                      $     690     $     667
  Interest-bearing deposits with other banks              -             -
  Federal funds sold                                     45            27
  Investment securities:
     Taxable                                            210           131
     Tax exempt                                          83            59
                                                  ---------     ---------
          Total interest income                       1,028           884
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              409           343
  Other borrowings                                       23             4
                                                  ---------     ---------
          Total interest expense                        432           347
                                                  ---------     ---------

NET INTEREST INCOME                                     596           537

Provision for loan losses                                 8            13
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           588           524
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                       76            59
  Other                                                  37            25
                                                  ---------     ---------
          Total noninterest income                      113            84
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        274           199
  Occupancy                                              52            44
  Furniture and equipment                                45            35
  Other                                                 184           145
                                                  ---------     ---------
  Total noninterest expense                             555           423
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              146           185
Income taxes                                             20            42
                                                  ---------     ---------

NET INCOME                                        $     126     $     143
                                                  =========     =========

EARNINGS PER SHARE:
     Basic                                        $    0.28     $    0.32
     Diluted                                           0.28          0.32



See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                 (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                  ------------------------
                                                     1998          1997
                                                  ----------    ----------
                                                       (In thousands)
INTEREST INCOME
   Interest and fees on loans                     $    2,001    $    1,885
   Interest-bearing deposits with                          2             2
   Federal funds sold                                    193            82
   Investment securities:
     Taxable                                             526           376
     Tax exempt                                          230           169
                                                  ----------    ----------
               Total interest income                   2,952         2,514
                                                  ----------    ----------

INTEREST EXPENSE
   Deposits                                            1,177           961
   Other borrowings                                       54            12
                                                  ----------    ----------
               Total interest expense                  1,231           973
                                                  ----------    ----------

NET INTEREST INCOME                                    1,721         1,541

Provision for loan losses                                 41            42
                                                  ----------    ----------

NET INTEREST INCOME AFTER PROVISION FOR
   LOAN LOSSES                                         1,680         1,499
                                                  ----------    ----------

NONINTEREST INCOME
   Service fees on deposit accounts                      224           176
   Net loss on sale of securities                          -            (3)
   Other                                                 129            81
                                                  ----------    ----------
               Total noninterest                         353           254
                                                  ----------    ----------

NONINTEREST EXPENSE
   Salaries and employee benefits                        728           551
   Occupancy                                             146           130
   Furniture and equipment                               121            92
   Other                                                 510           434
                                                  ----------    ----------
               Total noninterest                       1,505         1,207
                                                  ----------    ----------


INCOME BEFORE INCOME TAXES                               528           546
Income taxes                                             100           127
                                                  ----------    ----------

NET INCOME                                        $      428    $      419
                                                  ==========    ==========

EARNINGS PER SHARE:
   Basic                                          $     1.01    $     0.93
   Diluted                                              1.00          0.93


See accompanying unaudited notes to the consolidated financial statements.

                         TRI-STATE 1st BANK, INC.
            CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                              (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                 ------------------------
                                                    1998          1997
                                                 ----------    ----------
                                                       (In thousands)

Net income                                       $      428    $      419

Other comprehensive income:
   Unrealized holding gains (losses) arising
    during the period                                   229            77
                                                 ----------    ----------
Other comprehensive income (loss) before tax            229            77
                                                 ----------    ----------

Income tax expense (benefit) relating to other
 comprehensive income (loss)                             78            26
                                                 ----------    ----------

Other comprehensive income (loss), net of tax           151            51
                                                 ----------    ----------


Comprehensive income                             $      579    $      470
                                                 ==========    ==========














See accompanying unaudited notes to the consolidated financial statements.

                                    TRI-STATE 1ST BANK, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)

                                                                              Accumulated
                                                                                Other
                                                                             Comprehensive
                                                                              Income, Net      Total
                                   Common                       Retained       of Income    Stockholders'
                                   Stock          Surplus       Earnings         Taxes         Equity
                                 ----------     ----------     ----------     ----------     ----------

                                                             (In thousands)

Balance, December 31, 1997       $    1,284     $    1,611     $    1,567     $       53     $    4,515


Comprehensive income                                                  428            151            579
Cash dividends ($.14 per share)                                       (62)                          (62)
Ten percent stock dividend              128            868           (996)                            -
                                 ----------     ----------     ----------     ----------     ----------


Balance, September 30, 1998      $    1,412     $    2,479     $      937     $      204     $    5,032
                                 ==========     ==========     ==========     ==========     ==========









See accompanying unaudited notes to the consolidated financial statements.

                          TRI-STATE 1ST BANK, INC.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                               (Unaudited)

                                                        Nine Months Ended
                                                           September 30,
                                                     ------------------------
                                                        1998          1997
                                                     ----------    ----------
                                                         (In thousands)
OPERATING ACTIVITIES
   Net income                                        $      428    $      419

   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                               41            42
     Depreciation, amortization, and accretion, net          87           150
     Investment securities loss, net                          -             3
     Decrease (increase) in accrued interest receivable    (249)          (59)
     Increase (decrease) in accrued interest payable         65            64
     Other, net                                            (114)          (50)
                                                     ----------    ----------

               Net cash provided by operating
                activities                                  258           569
                                                     ----------    ----------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments              3,632         1,823
     Purchases                                          (10,183)       (4,321)
     Proceeds from the sale of securities                     -           348
   Investment securities held to maturity:
     Proceeds from maturities and repayments                177           250
   Net increase in loans                                 (2,077)       (2,592)
   Premium paid on deposits                                   -          (136)
   Purchases of premises and equipment                     (301)         (262)
   Proceeds from sale of real estate owned                    -            54
                                                     ----------    ----------
               Net cash used for investing
                activities                               (8,752)       (4,836)
                                                     ----------    ----------

FINANCING ACTIVITIES
   Net increase in deposits                               6,333         5,058
   Increase in securities sold under agreement to
    repurchase                                            1,464             -
   Principal payments on other borrowings                   (82)          (76)
   Cash dividends                                           (62)          (55)
                                                     ----------    ----------
               Net cash provided by financing
                activities                                7,653        4,927
                                                     ----------    ----------

               Increase (decrease) in cash and cash
                equivalents                                (841)          660

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                    5,683         5,577
                                                     ----------    ----------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $    4,842    $    6,237
                                                     ==========    ==========

See accompanying unaudited notes to the consolidated financial statements.

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

                    Tri-State 1st Bank, Inc. and Subsidiary
                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Total Assets on September 30, 1998, were $56,742,000 which was an increase of $8,416,000 from December 31, 1997. This is a 17.4% increase in assets for the nine month period. During the same period, Federal Funds Sold increased $250,000 or 16.1%; Total Securities increased $6,614,000 or 44.1%; and there was an increase in Net Loans of $2,065,000 or 7.9%. Cash and Due from Banks decreased $999,000, while Premises and Equipment grew by $191,000 and Accrued Interest and Other Assets increased $404,000.

Total Deposits on September 30, 1998, were $49,236,000 which was an increase since December 31, 1997, of $6,333,000 or 14.8%. The total increase in Stockholder Equity for the nine month period was $517,000 or 11.5% to $5,032,000.

The increase in Federal Funds Sold was not significant and the $1.8 million level is in an appropriate range. Management strives to have available in Funds Sold between $1.5 million and $3 million to meet Bank liquidity needs and loan demand of bank customers.

The $6.6 million net increase in Investment Securities from December 31, 1997, is consistent with a strategy of management to invest funds in the investment portfolio methodically over periods of time in order to employ funds not required for loan demand in a manner which will add to the safety, liquidity
and improved earnings potential of the bank.    Investing in securities
regularly, rather than investing at times when it is perceived that interest rates may be peaking or troughing, helps guard against the interest rate risk exposure from market fluctuations which could adversely impact the value of the Company's assets. Of the two components of the securities portfolio, there was a $6,790,000 or 51.9% increase in Securities Available for Sale and a $176,000 or 9.3% decrease in the Securities Held to Maturity, after replacement of matured and called securities during the nine month period.
The shift to a larger portion of Available for Sale securities in the portfolio improves the liquidity of the bank since these securities may be sold in accordance with bank policy in order to meet cash flow requirements should the need arise.

The demand for loans that meet the credit standards of the Bank grew significantly for the period ended September 30, 1998, but not as rapidly as the increase in Total Assets. The growth in Loans for the nine months can be attributed primarily to increases in Farmland loans, first mortgage loans for 1 to 4 family residential properties, real estate loans secured with non-farm
nonresidential real estate and Consumer loans.   Outstanding balances for Home
Equity loans, Commercial and Industrial loans, Second Mortgage loans and loans to state and political subdivisions all showed decreases.

The Allowance for Loan Losses increased $17,000 or 5.5% over the nine month period while loans were increasing 7.9%. The relationship between the Allowance for Loan Losses and loans outstanding is a function of credit quality and known risk factors of the loan portfolio.

The 13.4% increase in Premises and Equipment can be attributed primarily to new equipment purchases relating to the opening of the new Wal-Mart office. The 75.8% increase in Accrued Interest and Other Assets over the nine months since December 31, 1997, can be attributed to accrued interest receivable on greater balances on loans and securities held by the Bank, and a $154,000 Automated Clearing House (ACH) suspense item that settled October 1, 1998.

The growth of Deposits through September 30, 1998, by $6,333,000 was the result of an increase in nearly all types of deposits. Non-Interest Bearing Demand Accounts were up $927,000 or 14.2%, Interest Bearing Demand Accounts were up $3,215,000 or 39.0%, Savings were up $502,000 or 5.4% and Time Deposits were up $2,100,000 or 15.3%. Only Money Market Accounts were down $411,000 or 8.1%.

Securities Sold under Agreement to Repurchase showed a $1,464,000 or 292.8% increase although Other Borrowings declined $82,000 as two notes with the Federal Home Loan Bank were paid down to $95,000 on September 30, 1998. A $184,000 increase in Accrued Interest and Other Liabilities resulted primarily from growth in accrued interest on larger balances in interest bearing deposits and increases in deferred taxes payable which related to an increase in the unrealized gain on investment securities available for sale.

There was an increase in the Shareholders Equity of $517,000 on September 30, 1998 from December 31, 1997. A transfer of $128,000 to Common Stock and $868,000 to Surplus from Retained Earnings was the result of the 10% stock dividend declared by the Board of Directors in May and payable in July. Consequently there was a net decrease in the Net Retained Earnings of $630,000 or -40.2%. Excluding this transfer, Net Retained Earnings increased $366,000 and there was an improvement in the Net Unrealized Loss/Gain on Securities for the nine months of $151,000, to an unrealized gain on the market value of securities, net of tax of $204,000. A Net Unrealized Gain or loss on Securities should be considered to be temporary in nature since the change can be attributed to the market interest rate environment at any point in time. A decrease in interest rates has resulted in a strengthening of the bond market since December 31, 1997.

RESULTS OF OPERATIONS

Comparison of the Nine Months Ended September 30, 1998 to 1997
--------------------------------------------------------------

GENERAL
The Corporation had Net Income of $428,000 for the nine months ended September 30, 1998. For the same period during 1997, the earnings were $419,000. The increase of $9,000 is a 2.1% change over the nine months ended September 30, 1997. The increase in Net Income is attributable to increases in net interest income, total non-interest income and a decrease in Income Taxes, which offset the increase in Total Non-Interest Expense.

NET INTEREST INCOME
The Net Interest Income for the nine month period ended September 30, 1998, was up $180,000 from the same period of 1997 for an increase of 11.7%. The principal reason for this increase is that interest income rose at a 17.4% rate, but in the amount of $438,000, while interest expense increased by 26.5%, but only $258,000. Interest and Fees on Loans was up $116,000 or 6.2% because of more loans receivable during the nine months in 1998 compared with 1997. The earnings on Federal Funds Sold were up $111,000 or 135.4% because of the higher average balances maintained in 1998. There was $211,000 more in interest income on securities in 1998, which represents an increase of 38.7%. Interest Income on taxable securities was up $150,000 or 40.0%, and income on securities exempt from federal income tax was $61,000 or 36.1% greater.

A greater portion of the growth in deposits was in Interest Bearing accounts as opposed to the Non-Interest Bearing accounts, which in addition to large growth of deposits resulted in a significant change in Interest Expense. Interest Expense on Deposits rose $216,000 or 22.5% and the cost of Other Borrowings increased $42,000 or 350.0% because of interest paid on newly acquired repurchase agreement funds.

PROVISION FOR LOAN LOSSES
Based upon management's continuing evaluation of the loan portfolio, $41,000 was provided for loan losses over the first nine months of 1998. This was $1,000 or 2.4% less than the provision for the like period of 1997. This provision is made in order to maintain the Allowance for Loan Losses at an appropriate level. A provision for loans in the amount of $41,000 was made because of an increase in the loans during the first nine months of 1998. The Net Interest Income after Provision for Loan Losses in 1998 was up $181,000 or 12.1% over the same nine months of 1997.

NON-INTEREST INCOME AND EXPENSE

Non-Interest Income showed a $99,000 or 39.0% increase through September 30, 1998 when compared with the nine month period ended September 30, 1997. Service fees on deposit accounts increased $48,000 or 27.3%, there were no losses on securities as compared with a $3,000 loss in the first nine months of 1997 and Other Income was up $48,000 or 59.3%. Higher deposit levels, a substantial credit life insurance commission payment and a refund from the Ohio Workman's Compensation Fund accounts, coupled with greater activity related to ATMs accounted for most of this increase in Non-Interest Income.

Non-Interest Expense was $298,000 or 93.5% higher on September 30, 1998, than on the same date in 1997. Salaries of employees and benefits increased $177,000 or 32.1% with the hiring of additional staff over the past twelve months to meet the growing operating needs of the Bank, staffing new offices at New Cumberland and the Wal-Mart Superstore in-store branch, and salary increases paid to attract and retain an experienced and capable staff. Occupancy Expenses increased $16,000 or 12.3% and Furniture and Equipment Expenses increased $29,000 or 31.5% which were both impacted by two new offices and equipment acquisitions. Other Expenses rose $76,000 or 17.5% due to an increase in a variety of expense categories related to growth of banking activity levels such as the credit bureau, postage and freight, telephone, loan expenses, merchant bank cards and the Ohio Franchise Tax.

INCOME TAX EXPENSE
Income Taxes decreased $27,000 or 21.3% for first nine months of 1998 compared with the same nine month period in 1997. This decrease occurred not only because of a decrease of $18,000 or 3.3% in pre-tax income, but also a greater portion of the security portfolio was invested in tax-exempt securities in 1998 than in 1997. This resulted in the 2.1% or $9,000 increase in net income for the corporation.

Basic earnings per share of $1.01 for the nine month period ended
September 30, 1998, were $.08 or 8.6% greater than the $.93 per share earned for the first nine months of 1997 after adjusting for the 10% stock dividend paid in July of 1998.

Comparison of the Three Months Ended September 30, 1998 to 1997
---------------------------------------------------------------

GENERAL
The Corporation had Net Income of $126,000 for the three months ended September 30, 1998. When compared with the same three month period in 1997, there was a $17,000 decrease in Net Income from $143,000 for an 11.9% decline. This decrease is the result of increases in Net Interest Income and Non-Interest Income failing to match the rise in the cost of Non-Interest Expense. Additional costs such as those associated with opening new office locations have been incurred currently in anticipation of future growth which should offset these additional expenses in the future.

NET INTEREST INCOME
Net Interest Income for the three month period ended September 30, 1998 was $59,000 or 11.0% greater when compared with the same three month period in 1997. This resulted from a $144,000 or 16.3% increase in interest income while interest expense increased only $85,000 or 24.5% in the comparable period of the previous year. Interest on Loans and Fees was up $23,000 or 3.4% for the three months of 1998 compared with 1997. This increase is consistent with increased balances on loans over the prior year but also reflects a decrease in average loan yields. Income on Federal Funds Sold for the three month period increased $18,000 or 66.7% as a result of the higher balances earning interest during the current three month period. Higher balances were also the reason for a $103,000 increase in Investment Securities interest income, which consists of increases of $79,000 or 60.3% in Taxable and a $24,000 or 40.7% in securities exempt from federal income tax.

The increase in interest expense on deposits was $66,000 or 19.2% while interest expense of Other Borrowings increased $19,000 or 475.0% because of new funds in repurchase agreements. The increase in interest expense on Deposits and Other Borrowings was a product of the growth of deposits over the three month period. Changes in rates of interest paid on customer deposits had no significant impact on the increase in interest expense.

PROVISION FOR LOAN LOSSES
After careful evaluation by management of the composition of the loan portfolio and considering the growth of loans outstanding, $8,000 was allotted as the Provision for Loan Losses during the three month period ended
September 30, 1998. This is $5,000 less than the amount provided during the same three month period in 1997. This resulted in a $588,000 Net Interest Income, after loan loss provision, which was $64,000 or 12.2% higher than in the same three month period in 1997.

NON-INTEREST INCOME AND EXPENSE
For the three month period ended September 30, 1998, Non-Interest Income was up $29,000 or 34.5% over the same period in 1997. The service fee income on deposits was up $17,000 or 28.8% when compared to the same period of the prior year. An increase in revenues from ATM machines accounted for most of the increase in Other Income in the amount of $12,000 or 48.0%.

For the three months ended September 30, 1998, Non-Interest Expense had a $132,000 or 31.2% increase over the like period in 1997. Salaries and employee benefits were up $75,000 or 37.7%. Additional staff positions and employment of staff for the Wal-Mart office, which opened in September, combined with increases after annual salary reviews and the granting of some one-time bonuses account for most of this increase.

Occupancy and Furniture and Equipment expenses were up $8,000 or 18.2% and $10,000 or 28.6% respectively with the addition of the Wal-Mart office. Other Expense was up $39,000 of 26.9% for the third quarter of 1998 compared with the same period in 1997.
This increase can be attributed principally to expenses in connection with growth of customer volumes and services of the Bank as the market area it serves has expanded.

INCOME TAX EXPENSE
Income before income taxes was down $39,000 or 21.1% on September 30, 1998 over the same period in 1997. Income taxes were $22,000 or 52.4% lower. The relative decline in taxable income and the greater portion of the investment
portfolio in tax exempt securities resulted in less income tax due.   Earnings
per Share were down $.04 or 12.5% for the quarter ended September 30, 1998, compared to the third quarter of 1997, after adjusting for the 10% stock dividend in July of 1998.

LIQUIDITY AND CASH FLOWS

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and to take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturaties of short-term loans and investments with the various types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and the mix of the Bank's sources and uses of funds.

The Consolidated Statement of Cash Flows for the nine month period ended September 30, 1998, shows a decrease from December 31, 1997, in Cash and Cash Equivalents of $841,000 to $4,842,000. Purchases of new securities after allowing for proceeds from principal repayment used up $10,183,000 and Net Loan originations used another $2,077,000. This was offset in part by a $6,333,000 net increase in deposits and a net increase in repurchase agreement funds of $1,464,000.

Management is not aware of any known trends, events or uncertainties that would have a material effect on the liquidity, capital resources or operations of the Corporation. Management is not aware of any current recommendations by the regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

In May of 1998, the Board of Directors of the Company declared a 10% stock dividend to stockholders of record on June 26, 1998, payable on July 10, 1998. The number of shares outstanding increased to 451,869 on that date from 410,800 shares. This event should have no material effect on the liquidity, capital resources or operations of the Company in the opinion of management.

On September 30, 1998, non-performing loans, which are comprised of commercial and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and unimpaired loans, which represent non-accrual commercial loan types, amounted to $249,000, an increase of $147,000 or 144.1% from December 31, 1997 totals. Combined non-performing loans and other non-performing assets on September 30, 1998, represented 0.88% of total loans compared with 0.39% at year-end 1997. All non-performing assets consisted of eight non-performing loans. Three of the loans are commercial loans secured with commercial real estate and total $174,165. One of the three loans, which totals $119,621, has a 75% SBA guarantee. The collateral of a second commercial real estate loan in the amount of $24,544 is under option to purchase. Two of the remaining loans are secured with residential 1-4 family dwellings and they total $71,450. The remaining three loans which total $3,007 are consumer loans and of that amount all but $158 is secured with vehicles as collateral. As a part of management's ongoing assessment of its loan portfolio, an allowance has been made for losses on these eight loans in the amount of $12,000 because in the opinion of management the loans are not fully secured and could result in a loss to the Bank.

RISK ELEMENTS

The following schedule presents the non-performing assets at September 30, 1998, and December 31, 1997.

                                                   September 30,  December 31,
                                                        1998          1997
                                                     ----------    ----------
                                                         (In thousands)

Non-accrual loans                                    $        -    $        -
Loans past due 90 days or more                              249           102
Restructured loans                                            -             -
                                                     ----------    ----------
 Total non-performing loans                                 249           102
Other real estate owned                                       -             -
                                                     ----------    ----------
 Total non-performing assets                         $      249    $      102
                                                     ==========    ==========
YEAR 2000 COMPLIANCE

The Company has been actively working on the Year 2000 computer problem and has established an overall plan to address systems-related Year 2000 issues. The plan calls for either the modification to, or replacement of, the Company's business system applications. The Company, in conjunction with its vendors, is testing its computer systems and requiring representations from its vendors that the products provided are or will be Year 2000 compliant. The Company has given Year 2000 activities highest priority throughout 1997 and 1998 and is targeting to have all major systems repaired by year end. In the unlikely event that the systems tested do not, in fact, operate properly when the year 2000 does arrive, all customer accounts, deposits and loans, as well as accounting systems, will be maintained manually to ensure business continuation while systems are being corrected. The Company does not expect material expenditures to be incurred to address the Year 2000 issue. Based upon current estimates, the Company does not expect to incur more than $50 thousand (pre-tax) in Year 2000 remediation expenses.

OTHER INFORMATION

Item 1.    Legal Proceedings.                                           None

Item 2.    Changes in rights of the Company's security holders.         None

Item 3.    Defaults by the Company on its senior securities.            None

Item 4.    Results of votes of security holders.                        None

Item 5.    Other information.                                           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits                                              None
           (b)    Reports on Form 8-K                                   None

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:
                                       ----------------------------------
November 13, 1998                      Charles B. Lang
                                       President and Chief Executive Officer

Date:                               By:
                                       ----------------------------------
November 13, 1998                      Keith R. Clutter
                                       Secretary

18