Form 10KSB
period 1998-12-31
TRI STATE 1ST BANK INC
filed 1999-03-31
CIK 1010398

                     SECURITIES AND EXCHANGE COMMISSION
                          Washington, D.C. 20549

                                FORM 10-KSB

[ X ] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

               For the fiscal year ended December 31, 1998

                                     OR

[   ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
       EXCHANGE ACT OF 1934

For the transition period from                  to
                               ----------------    ----------------

                      Commission File Number:  33-302132

                             TRI-STATE 1ST BANK, INC.
        (Exact name of small business issuer as specified in its charter)

Ohio                                                              34-1824708
(State or other jurisdiction of                                (IRS Employer
incorporation or organization)                                Identification
Number)

   16924 St. Clair Avenue
        P.O. Box 796
   East Liverpool, Ohio                                              43920
----------------------------------------                          ----------
(Address of principal executive offices)                          (Zip Code)

              Registrant's telephone number, including area code:
                                 (330)385-9200
                                 -------------

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any
amendment to this Form 10-KSB.        [   ]

     Issuer's revenues for its most recent fiscal year      $4.4 million.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the averaged bid and ask price on March 8, 1999, was $9,605,472 (300,171 shares at $32 per share).

As of December 31, 1998, there were issued and outstanding 451,869 shares of the registrant's Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1998 are incorporated by reference into Parts I and II, and portions of the Proxy Statement for the annual sharesholders meeting held April 14, 1999 are incorporated by reference into Part III.

                           Tri-State 1st Bank, Inc.
                                 Form 10-KSB
                              Table of Contents


                                                                      Page
                                                                     Number
Part I

  Item 1.  Business                                                   3-9

  Item 2.  Properties                                                  9

  Item 3.  Legal Proceedings                                           9

  Item 4.  Submission of Matters to a Vote of Security Holders         9

Part II

  Item 5.  Market for Common Equity and Related Stockholder Matters    9

  Item 6.  Managements Discussion and Analysis                         9

  Item 7.  Financial Statements                                       10

  Item 8.  Changes in and disagreements with Accountants on
           Accounting and Financial Disclosure                        10

Part III

  Item 9.  Directors, Executive Officers, Promoters and
           Control Persons                                            10

  Item 10. Executive Compensation                                     10

  Item 11. Security Ownership of Certain Beneficial
           Owners and Management                                      10

  Item 12. Certain Relationships and Related Transactions             10

  Item 13. Exhibits and Reports on Form 8-K                           10

Signatures                                                            11

                                    PART I

ITEM 1. BUSINESS

General
-------

Certain information required by this section is presented on page 37 of the 1998 Annual Report and is incorporated herein by reference.

Tri-State 1st Bank, Inc. (the "Company") is the parent company for 1st National Community Bank (the "Bank"), with principal executive offices of both the Company and the Bank located in East Liverpool, Ohio. At December 31, 1998, the Bank had 38 full-time and 10 part-time employees.

Supervision and Regulation
--------------------------

The Company is subject to regulation under the Bank Holding Company Act of 1956, as amended and the Securities and Exchange Commission.

Deposits maintained with the Bank are insured up to regulatory limits by the FDIC, and accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 ("The FDIC Improvement Act") covered a wide expanse of Banking regulatory issues. The FDIC Improvement Act dealt with the capitalization of the BIF, with deposit insurance reform, including requiring the FDIC to establish a risk - based premium assessment system, and with a number of other regulatory and supervisory matters. On December 11, 1995, the FDIC adopted reduced assessment rates for the semiannual assessment period beginning January 1, 1996. The resulting annual assessment rates ranged from $0.00 per $100 of deposits for banks classified in the highest capital and supervisory evaluation categories to $.27 per $100 of deposits for banks classified in the lowest capital and supervisory evaluation categories, subject to a minimum assessment. As a result of the Bank meeting certain capital requirements, the premium assessment for 1998 and 1997 was nominal.

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

Market Area
-----------

The Bank's primary market area is East Liverpool and Lisbon, Ohio and surrounding communities in the tri-state area which includes eastern Ohio, northern West Virginia and southwestern Pennsylvania and is known as the Upper Ohio Valley. In an attempt to enhance its branch network, the Bank acquired the assets and assumed the deposits and other liabilities of United Bankshares, Inc.'s New Cumberland, West Virginia branch office. The purchase price was $157,000 in cash plus the value of all deposit accounts based upon the balance as of the date of closing at a premium of 5 1/2% of account balances. Consummation and closing occurred on September 1, 1997. This acquisition is ultimately expected to have a positive impact on net income and future earnings per share.

Statistical Disclosures by Bank Holding Companies
--------------------------------------------------

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

Information required by this section is presented on pages 41 and 42 of the 1998 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A.  Book Value of Investment Portfolio

The required information is presented under Part II, Item 8. - Financial Statements

B.  Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 1998, and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields weighted for the scheduled maturity of each investment.

                                                1 Year         5 Years
                               Within 1        Through         Through         Over 10
                                  Year         5 Years         10 Years         Years          Total
                              -----------    -----------     -----------     -----------    -----------
                                            (Dollars in thousands)
U.S. Treasury securities
  and other U.S. Government
  agencies and corporations   $     1,991    $     8,501     $     1,301     $         -    $    11,793
Obligations of states and
    political subdivisions            107          2,142           6,053             470          8,772
Mortgage-backed securities              -            165               -             390            555
Equity securities                       -              -               -             237            237
                              -----------    -----------     -----------     -----------    -----------
                              $     2,098    $    10,808     $     7,354     $     1,097    $    21,357
                              ===========    ===========     ===========     ===========    ===========
U.S. Treasury securities
  and other U.S. Government
  agencies and corporations          5.46%          5.83%           6.28%              -%
Obligations of states and
    political subdivisions           9.85           9.00            7.60            9.98
Mortgage-backed securities              -           6.51            6.73            6.66
Equity securities                       -              -               -            6.54
                              -----------    -----------     -----------     -----------
                                     5.68%          6.47%           7.36%           8.05%
                              ===========    ===========     ===========     ===========

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C.  Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the Company's shareholders' equity at December 31, 1998.

III.  Loan Portfolio

A.  Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                             At December 31,
                               -------------------------------------------

                                      1998                    1997
                               -------------------     -------------------
                                Amount    Percent       Amount    Percent
                               --------   --------     --------   --------
                                         (Dollars in Thousands)
Type of Loan
------------
Real Estate Loans:
 Construction                  $      -          -%    $      -          -%
 1 - 4 Family                    13,559      46.80       12,192      46.81
 Commercial                       6,772      23.37        4,477      17.19

Commercial Loans                  4,444      15.34        5,639      21.65

Consumer Loans                    4,199      14.49        3,737      14.35
                               --------   --------     --------   --------

      Total                      28,974     100.00%      26,045     100.00%
                                          ========                ========
Less:
 Deferred loan origination
  fees and costs                     35                      32
 Allowance for possible
  loan losses                       340                     309
                               --------                --------

      Net loans                $ 28,599                $ 25,704
                               ========                ========

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

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 1998, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                           Maturing
                                            Within       Through       After
                                            1 Year      Five Years   Five Years     Total
                                           ---------    ----------   ----------   ---------
                                                         (Dollars in Thousands)

Commercial and agricultural                $   2,132    $     668    $   1,650    $   4,450
Real estate-construction                           -            -            -            -
                                           ---------    ---------    ---------    ---------

      Total                                $   2,132    $     668    $   1,650    $   4,450
                                           =========    =========    =========    =========

Sensitivity of loans to interest rates:
  Predetermined interest rates                          $     241    $      69
  Floating interest rates                                     427        1,581
                                                        ---------    ---------

      Total                                             $     668    $   1,650
                                                        =========    =========

C.  Risk Elements

Certain information required by this section is presented on pages 11, 24, 37-45 of the 1998 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non-performing assets:

                                                  At December 31,
                                            ---------------------------
                                                1998            1997
                                            -----------     -----------
                                               (Dollars in Thousands)
Loans past due 90 days or more and
 still accruing interest                    $       179     $       102
Nonaccrual loans                                      -               -
Impaired loans                                        -               -
                                            -----------     -----------

Total non-performing loans                          179             102

Other real estate owned                               -               -
                                            -----------     -----------

Total non-performing assets                 $       179     $       102
                                            ===========     ===========

Non-performing assets to
 allowance for loan losses                         52.6%           33.0%

Non-performing assets include non-performing loans and other real estate owned.  The Bank's non-performing assets, do not represent or result from trends or uncertainties which management reasonably expects will materially
impact future operating results,  liquidity or capital resources.   Impaired
loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.  The Bank evaluates such loans for impairment individually and does not aggregate loans by major risk classifications.  The definition of "impaired loans" is not the same as the definition of "nonaccrual loans," although the two categories overlap. The
Bank may choose to place a loan on nonaccrual status due to payment delinquency or uncertain collectibility, while not classifying the loan as impaired if the loan is not a commercial or commercial real estate loan.
Factors considered by management in determining impairment include changes in repayment capacity, payment status and collateral value. The amount of impairment for these types of impaired loans is determined by the difference between the present value of the expected future cash flows related to the loan, using the original interest rate, and its recorded value, or as a practical expedient in the case of collateralized loans, the difference between the fair value of the collateral and the recorded amount of the loans.
When foreclosure is probable, impairment is measured based on the fair value of the collateral.

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

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their agreements is dependent upon the economic stability of the tri-state area. At December 31, 1998, the Corporation did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 1999 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV.  Summary of Loan Loss Experience

A.  Analysis of Loan Loss Experience

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                  At December 31,
                                            --------------------------
                                                1998            1997
                                            ----------      ----------
                                              (Dollars in Thousands)

Balance, January 1                          $      309      $      290

Charge-offs:
 Commercial and agricultural                         -               -
 Real estate mortgages                               5               -
 Consumer                                           33              47
                                            ----------      ----------

Total charge-offs                                   38              47
                                            ----------      ----------

Loan recoveries:
 Commercial and agricultural                         -               -
 Real estate mortgages                               -               -
 Consumer                                           15              12
                                            ----------      ----------

Total loan recoveries                               15              12
                                            ----------      ----------

Net charge-offs                                     23              35
                                            ----------      ----------

Provision charged to operations                     54              54
                                            ----------      ----------

Balance, December 31                        $      340      $      309
                                            ==========      ==========

Net charge-offs as a percent
 of average loans                                 0.08%           0.14%

The Bank believes that the allowance for loan losses at December 31, 1998 is adequate to cover losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1998.

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


V.  Deposits

A.  Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

                                                Year Ended December 31,
                                             -----------------------------
                                                  1998           1997
                                             -------------   -------------
       Amount
--------------------------                      (Dollars in thousands)

Noninterest-bearing demand                   $       7,155   $       6,300
Interest-bearing demand                             10,418           8,073
Savings                                              9,810           8,492
Money market                                         4,918           4,946
Time                                                15,766          12,921
                                             -------------   -------------

      Total                                  $      48,067   $      40,732
                                             =============   =============


       Rate
--------------------------
Noninterest-bearing demand                               -%              -%
Interest-bearing demand                               2.25            2.75
Savings deposits                                      2.50            2.99
Money market                                          2.75            2.99
Time deposits                                         5.29            5.37

The following table sets forth the remaining maturity of time certificates of deposit in denominations of $100,000 or more.

                                              December 31,
                                                 1998
                                             -------------
                                             (In thousands)

3 months or less                             $       1,647
Over 3 months through 6 months                         300
Over 6 months through 12 months                        952
Over 12 months                                         110
                                             -------------

      Total                                  $       3,009
                                             =============

VI.  Return on Equity

The required information is incorporated by reference to page 11 of the 1998
Annual Report.

VII. Short - Term Borrowings

The required information is presented under Part II, Item 8. - Financial
Statements

Item 2.  Properties

The following are the principal locations of operations of the Company and
Bank:

                                 Own or        Term of
Description                       Rent          Lease
------------------------         ------        -------

Executive offices of the
  Company and Bank and
  main branch
16924 St. Clair Avenue
East Liverpool, OH 43920          Own            N/A

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432                  Own            N/A

Branch office                                   Lease
15703 St Rt 170                              expiration:
Calcutta, OH 43920                Rent        12/01/05

Branch office                                   Lease
Wal Mart Store                                expiration:
Calcutta, OH 43920                Rent         05/17/02

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

No matters were submitted to a vote of security holders during the fourth quarter of 1998.

Item 5.  Market for Common Equity and Related Stockholder Matters

The required information is incorporated by reference to page 12 of the 1998 annual report.

Item 6.  Managements Discussion and Analysis

The required information is incorporated by reference to pages 37-45 of the 1998 annual report.

Item 7.  Financial Statements

The required information is incorporated by reference to pages 13-34 of the 1998 annual report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
         Financial Disclosure

None.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
         Compliance With Section 16(a) of the Exchange Act.

The required information is incorporated by reference to pages 4 through 6 of the proxy statement.

Item 10. Executive Compensation

The required information is incorporated by reference to pages 7 and 8 of the proxy statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The required information is incorporated by reference to pages 9 through 11 of the proxy statement.

Item 12. Certain Relationships and Related Transactions.

The required information is incorporated by reference to page 13 of the proxy statement.

Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report, except as may be indicated:

(1)  Financial Statements:
The following Consolidated Financial Statements of Tri - State 1st Bank, Inc.
together with the Report of Independent Auditors dated January 8, 1999, are included in the 1998 Annual Report of the registrant which is referenced in
Part II, Item 7 - Financial Statements and are incorporated herein:

                                                            Page Reference
                                                            --------------
Report of Independent Auditors.                                  13
Consolidated Balance Sheet, December 31, 1998 and 1997.          14
Consolidated Statement of Income for the years ended
  December 31, 1998 and 1997.                                    15
Consolidated Statement of Stockholders' Equity for the
  years ended December 31, 1998 and 1997.                        16
Consolidated Statement of Cash Flows for the years
  ended December 31, 1998 and 1997                               17
Notes to Consolidated Financial Statements                     18-34

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

     (13)   Annual Report to Security Holders for the year ended December 31,
            1998, filed herewith as exhibit 13.

     (21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

     (27) Financial Data Schedule for the year ended December 31, 1998, filed herewith as exhibit 27.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange
Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                               Tri-State 1st Bank, Inc.


                               /s/ Charles B. Lang
Date:  March 26, 1999          --------------------------------------------
                               Charles B. Lang
                               President
                               (Principal Executive Officer)


                               /s/ Keith R. Clutter
Date:  March 26, 1999          --------------------------------------------
                               Keith R. Clutter
                               Secretary
                               (Principal Financial Officer)


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

       Name                    Title                           Date
-----------------------     -----------              ------------------------

/s/ Charles B. Lang
-------------------
Charles B. Lang              President                    March 26, 1999


/s/ Keith R. Clutter
--------------------
Keith R. Clutter             Secretary                    March 26, 1999


/s/ William E. Blair
--------------------
William E. Blair             Director                     March 26, 1999


/s/ Stephen W. Cooper
--------------------
Stephen W. Cooper            Director                     March 26, 1999


/s/ G. Allen Dickey
--------------------
G. Allen Dickey              Director                     March 26, 1999


/s/ Marvin H. Feldman
-------------------
Marvin H. Feldman            Director                     March 26, 1999


/s/ R. Lynn Leggett
-------------------
R. Lynn Leggett              Director                     March 26, 1999


/s/ John P. Scotford, Sr.
---------------------
John P. Scotford, Sr.        Director                     March 26, 1999


/s/ John C. Thompson
---------------------
John C. Thompson             Director                     March 26, 1999

                                    Page 11
