Form 10QSB
period 1999-03-31
TRI STATE 1ST BANK INC
filed 1999-05-12
CIK 1010398

                   SECURITIES AND EXCHANGE COMMISSION
                        Washington, D.C.  20549


                              FORM 10-QSB


     [  X  ]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                        For the quarterly period ended March 31, 1999

                                   OR

     [     ]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

           For the transition period from           to
                                          ---------    ---------

                       Commission File Number:33-302132


                         TRI-STATE, 1ST BANK, INC.
      (Exact Name of small business issuer as specified in its charter)


OHIO                                                        34-1824708
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                   Identification Number)

                        16924 St. Clair Avenue
                           P.O. Box 796
                     East Liverpool, Ohio  43920
              (Address of Principal Executive Offices)(Zip code)

                         (330)385-9200
            (Registrant's telephone number, including area code)

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


As of May 3, 1999 there were 453,244 shares outstanding of the issuer's class of common stock.

                       TRI-STATE, 1ST BANK, INC.
                INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                 Page
                                                               Reference
                                                             -------------

Part I - Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet                                 3

              Consolidated Statement of Income                           4

              Consolidated Statement of Changes in Stockholders'
              Equity                                                     5

              Consolidated Statement of Cash Flows                       6

              Notes to Consolidated Financial Statements               7-8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-13


Part II   Other Information                                             14


Signatures                                                              15

                         TRI-STATE 1ST BANK, INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                 March 31,    December 31,
                                                   1999          1998
                                                 --------      --------
                                                    (In thousands)
ASSETS
Cash and due from banks                          $  3,442      $  4,319
Interest-bearing deposits with other banks             52            80
Federal funds sold                                  6,000         1,100
Investment securities available for sale           20,005        19,958
Investment securities held to maturity
   (estimated market value of $1,737 and $1,765)    1,684         1,700
Loans                                              28,989        28,939
Less allowance for loan losses                        342           340
                                                 --------      --------
   Net Loans                                       28,647        28,599

Premises and equipment                              1,953         1,850
Accrued interest and other assets                     882           697
                                                 --------      --------

     TOTAL ASSETS                                $ 62,665      $ 58,303
                                                 ========      ========

LIABILITIES
Deposits:
   Noninterest - bearing demand                  $  8,620      $  8,362
   Interest - bearing demand                       12,316        12,088
   Money market                                     4,750         4,599
   Savings                                         11,048        10,297
   Time                                            18,180        16,003
                                                 --------      --------
     Total deposits                                54,914        51,349

Securities sold under agreement to repurchase       2,266         1,500
Other borrowings                                       39            67
Accrued interest and other liabilities                318           309
                                                 --------      --------
     TOTAL LIABILITIES                             57,537        53,225
                                                 --------      --------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 453,244 and 451,869 issued
    and outstanding                                 3,917         3,890
Retained earnings                                   1,126           990
Accumulated other comprehensive income                 85           198
                                                 --------      --------
     TOTAL STOCKHOLDERS' EQUITY                     5,128         5,078
                                                 --------      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY  $ 62,665      $ 58,303
                                                 ========      ========

See accompanying unaudited notes to the consolidated financial statements.

                       TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)

                                                     Three Months Ended
                                                          March 31,
                                                  -----------------------
                                                     1999          1998
                                                  ---------     ---------
                                                       (In thousands)
INTEREST INCOME
  Interest and fees on loans                      $     667     $     643
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     43            57
  Investment securities:
     Taxable                                            177           146
     Tax exempt                                         109            70
                                                  ---------     ---------
          Total interest income                         997           917
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              387           360
  Other borrowings                                       20            12
                                                  ---------     ---------
          Total interest expense                        407           372
                                                  ---------     ---------

NET INTEREST INCOME                                     590           545

Provision for loan losses                                15            23
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           575           522
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                       78            68
  Other                                                  52            56
                                                  ---------     ---------
          Total noninterest income                      130           124
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        269           231
  Occupancy                                              64            45
  Furniture and equipment                                42            36
  Other                                                 170           165
                                                  ---------     ---------
  Total noninterest expense                             545           477
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              160           169
Income taxes                                             23            35
                                                  ---------     ---------

NET INCOME                                        $     137     $     134
                                                  =========     =========

EARNINGS PER SHARE:
     Basic                                        $    0.30     $    0.30
     Diluted                                           0.30          0.30


See accompanying unaudited notes to the consolidated financial statements.

                                     TRI-STATE 1ST BANK, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)



                                                               Accumulated
                                                                 Other
                                   Common        Retained     Comprehensive
                                   Stock          Earnings       Income        Total
                                ----------     ----------     ----------       ----------

                                                             (In thousands)


Balance, December 31, 1998      $    3,890     $      989     $      198       $    5,077

Comprehensive Income:
Net income                                            137                             137
Other comprehensive income:
 Unrealized loss on securities                                      (113)            (113)
                                                                               ----------
Total comprehensive income                                                             24
Stock options exercised (1,375
   Shares)                              27                                             27
                                 ---------     ----------     ----------       ----------
Balance, March 31, 1999          $   3,917     $    1,126     $       85       $    5,128
                                 =========     ==========     ==========       ==========









See accompanying unaudited notes to the consolidated financial statements.

                         TRI-STATE 1ST BANK, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                        Three Months Ended
                                                             March 31,
                                                     ----------------------
                                                       1999          1998
                                                     ---------    ---------
                                                         (In thousands)
OPERATING ACTIVITIES
   Net income                                        $     137    $     134

   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                              15           23
     Depreciation, amortization, and accretion, net         47           38
     Decrease (increase) in accrued interest receivable    (55)         (51)
     Increase (decrease) in accrued interest payable        58           62
     Other, net                                           (122)          22
                                                     ---------    ---------
         Net cash provided by operating activities          80          228
                                                     ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments             1,500        1,494
     Purchases                                          (1,729)      (2,462)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                11          126
   Net increase in loans                                   (53)        (704)
   Purchases of premises and equipment                    (144)         (29)
                                                     ---------    ---------
         Net cash used for investing activities           (415)      (1,575)
                                                     ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                              3,565        4,775
   Increase in securities sold under agreement to
    repurchase                                             766          697
   Principal payments on other borrowings                  (28)         (27)
   Stock options exercised                                  27           -
                                                     ---------    ---------
         Net cash provided by financing activities       4,330        5,445
                                                     ---------    ---------
         Increase (decrease) in cash and
          Cash equivalents                               3,995       (4,098)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                   5,499        5,683
                                                     ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD           $   9,494    $   9,781
                                                     =========    =========

See accompanying unaudited notes to the consolidated financial statements.

                     Tri-State 1st Bank, Inc. and Subsidiary
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                (Unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------
The consolidated financial statements of Tri-State 1st Bank, Inc., (the "Company"), includes its wholly-owned subsidiary, 1st National Community Bank (the "Bank"). All significant intercompany balances and transactions have been eliminated.

Basis of Presentation
---------------------
The accompanying unaudited consolidated financial statements have been prepared in accordance with instructions to Form 10-QSB and, therefore, do not necessarily include all information which would be included in audited financial statements. The information furnished reflects all normal recurring adjustments which are, in the opinion of management, necessary for the fair statement of the results of the period. The results of operations for the interim periods are not necessarily indicative of the results to be expected for the full year.

Nature of Operations
--------------------
Tri-State 1st Bank, Inc. (the "Company") is the parent company for 1st National Community Bank (the "Bank"). The Company was formed as an Ohio corporation on April 24, 1996, to own and control all of the capital stock of the Bank, a national banking association. The Company is a bank holding company which, under existing laws, is restricted to activities generally relating to banking. The Company's primary regulator is the Board of Governors of the Federal Reserve System.

The Bank was chartered as a national banking association in June 1987, headquartered near East Liverpool, Ohio. Business is conducted through its four full service offices located in Columbiana County, Ohio, and one full service office in Hancock County, West Virginia. The Bank operates a full service community bank, offering a variety of financial services to meet the needs of its market area. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The Bank's deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

Stock Dividend
--------------
On May 28, 1998, the Board of Directors declared a 10% stock dividend to stockholders of record on June 26, 1998, payable on July 10, 1998. As a result of this dividend, 41,069 shares of Tri-State 1st Bank stock were issued. Fractional shares were paid in cash. All references to the number of average common shares and per share amounts for 1998 have been restated to reflect the stock dividend.

Recent Accounting Pronouncements
--------------------------------
In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 1999.

NOTE 2   EARNINGS PER SHARE

The following table sets forth the comparison of Basic and Diluted earnings per share. There were no convertible securities which would effect the numerator in calculating Basic and Diluted earnings per share: therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the Basic and Diluted earnings per share computation.

                                                     Three Months Ended
                                                          March 31,
                                                      1999         1998
                                                   ---------    ---------
     Weighted average common shares used
       to calculate basic earnings per share         451,884      451,869
     Common stock equivalents (stock
       options) used to calculate diluted
       earnings per share                              9,233        1,543
                                                   ---------    ---------
     Weighted average common shares and
       Common stock equivalents used to
       calculate diluted earnings per share          461,117      453,412
                                                   =========    =========

NOTE 3   SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

                                                     Three Months Ended
                                                          March 31,
                                                      1999         1998
                                                   ---------    ---------

Cash paid during the period for:
   Interest                                           $349         $310
   Income taxes                                         -            15

                     Tri-State 1st Bank, Inc. and Subsidiary

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition
------------------------------
The consolidated assets of Tri-State 1st Bank were $62,665,000 at March 31, 1999, an increase of $4,362,000 or 7.5% over assets at December 31, 1998. The asset growth for the first quarter of 1999 was substantiated by the Company's deposit growth, which increased $3,565,000 or 6.9% during the same period. Total earning assets which principally include loans, investment securities and federal funds sold equaled $56,730,000 at March 31, 1999 and represented an increase of $4,953,000 or 9.6% over total earning assets at December 31, 1998. Total stockholders' equity increased by $50,000 or 1.0% and was mostly due to net income retained for the quarter offset by a decrease in the net unrealized gain on investment securities available for sale.

Federal Funds Sold and Investment Securities
--------------------------------------------
Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management by the Company. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on and off-balance sheet positions. Federal funds sold at March 31, 1999 were $6,000,000 or 445.5% over the federal funds sold at year-end 1998. The balance at March 31st is higher than normal and was attributable to the rapid growth in deposits during the quarter. This deposit growth was not matched by similar growth in loans and security investments and therefore placed in federal funds sold awaiting reinvestment into securities or loans.

The investment securities available for sale portfolio was $20,005,000 at March 31, 1999 compared to $19,958,000 at December 31, 1998, an increase of
$47,000 or .2%.   The increase was attributable to securities purchased
totaling $1,729,000, offset by regular pay downs, calls and maturities totaling $1,500,000, and to a lessor extent, a decrease in the market value in the portfolio. Management's overall investment strategy is to invest funds in the investment portfolio methodically in order to employ funds not required for loan demand in a manner which will provide safety, liquidity and improved earnings potential.

Investment securities held to maturity decreased $16,000 or .9% in the first quarter of 1999 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the first quarter of 1999.

Loans
-----
Loans receivable at March 31, 1999 were $28,989,000 and represented an increase of $50,000 or .17% when compared to December 31, 1998. Total loans originated for the quarter approximated $4,100,000 but were offset by a notable amount of pay-offs experienced by the Bank during the same period. While the Bank maintains competitive rates, many consumers are taking advantage of the current interest rate environment and refinancing their current debts at lower rates. It is Management's desire to grow the loan portfolio without sacrificing quality or negatively impacted earnings with much lower yielding loans. In mid-1998, the bank hired a Business Development Officer to assist in new loan originations. Management will continue to focus on new loan origination efforts throughout 1999.

Allowance for Loan Losses
-------------------------
The Company's allowance for loan losses was $342,000 at March 31, 1999 compared to $340,000 at December 31, 1998. This represents a $2,000 or .6% increase over December 31, 1998. Constituting the increase was a $15,000 loan loss provision charged to operations during the first quarter of 1999 offset by net charge-offs of $13,000.

------------------------------------
The following table illustrates the activity in the allowance for loan losses:

                                                     Three Months Ended
                                                          March 31,
                                                      1999         1998
                                                   ---------    ---------

Balance, beginning of period                       $     340    $     309
Charge-offs:
  Real estate loans                                       -             5
  Installment loans                                       15           13
  Commercial loans                                        -            -
                                                   ---------    ---------
     Total charge-offs                                    15           18
                                                   ---------    ---------
Recoveries:
  Real estate loans                                       -            -
  Installment loans                                        2            1
  Commercial loans                                        -            -
                                                   ---------    ---------
     Total recoveries                                      2            1
                                                   ---------    ---------
Net charge-offs                                           13           17
                                                   ---------    ---------
Provision charged to operations                           15           23
                                                   ---------    ---------
Balance, end of period                             $     342    $     315
                                                   =========    =========

The Company believes that the allowance for loan losses at March 31, 1999 of $342,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 1999.

Non-Performing Assets
---------------------
On March 31, 1999, non-performing loans, which are comprised of commercial and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $201,000, an increase of $22,000 or 12.3% from December 31, 1998 totals. There were 6 loans classified as non-performing, 3 of which are secured by real estate and have a combined loan balance of $172,000 or 85.6% of the total non-performing loans.

The following presents the non-performing assets at March 31, 1999, and December 31, 1998.

                                                   March 31,  December 31,
                                                     1999          1998
                                                  ----------  ----------
                                                      (In thousands)
Non-accrual loans                                 $       -   $       -
Loans past due 90 days or more                           201         179
Restructured loans                                        -           -
                                                  ----------  ----------
 Total non-performing loans                              201         179
Other real estate owned                                   -           -
                                                  ----------  ----------
 Total non-performing assets                      $      201  $      179
                                                  ==========  ==========
Non-performing loans as a percentage
 of total loans                                         .70%        .62%
Non-performing assets as a percentage
 of total assets                                        .32%        .31%
Non-performing assets as a percentage
 of allowance for loan losses                         58.78%      52.65%

Deposits
--------
Deposits continue to be 1st National Community Bank's primary source for funding its earning assets. The Bank offers a wide variety of products designed to attract and retain its customers. Total deposits increased $3,565,000 or 6.94% when compared to total deposits at December 31, 1998. The increase resulted from a general across-the-board growth of all types of deposits. The overall growth in deposits during the first quarter of 1999 corresponds to the addition of the New Cumberland and Wal-Mart offices as well as 1st National Community Bank's ongoing commitment to provide exceptional deposit services at a competitive rate.

Borrowings
----------
The Company from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. Total borrowings, which consist of repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati, increased $738,000 or 47.1% at March 31, 1999 from year-end 1998. Securities sold under repurchase agreements increased $766,000 or 51.1%. Other borrowings decreased $28,000 or 41.8% as a result of scheduled principal and interest pay-downs on two advances with the Federal Home Loan Bank of Cincinnati. Both advances are scheduled to mature in mid 1999.

Summary of Earnings
-------------------
Net income for the three months ended March 31, 1999 was $137,000 or $0.30 per basic and diluted shares. This compares to net income of $134,000 or $0.30 per basic and diluted share amounts earned in the first quarter of 1998. The increase in net income for 1999 was achieved through increases in net interest income and noninterest income, offset by increases in noninterest expenses.

Interest Income
---------------
Interest income on loans increased $24,000 or 3.7% during the first three months of 1999 when compared to the same prior year period. This increase was a result of a $1,586,000 or 5.8% increase in the average loan balance outstanding during the 1999 period offset by a slight decrease on the yield earned.

Interest income on federal funds sold decreased $14,000 or 24.6% during the first quarter of 1999 when compared to the first quarter of 1998. This decrease was a result of a $756,000 or 18.1% decrease in the average balance outstanding during the 1999 period as well as a 48 basis point decrease in the yield earned.

Interest income earned on investment securities increased during the first three months of 1999 by $70,000 or 32.4% from the same prior year period. This increase was a result of an increase of $3,661,000 or 21.1% in the average balance outstanding as well as a slight increase in the yield earned on the investment portfolio.

Interest Expense
----------------
Interest expense on deposits during the first quarter of 1999 increased $27,000 or 7.5% over the same prior year period. This increase was due to a $4,746,000 or 11.4% increase in total average interest-bearing deposits outstanding offset by a decrease of 10 basis points in the cost of funds paid on these deposits during the same period.

Interest expense on repurchase agreements and other borrowings increased $8,000 or 66.7% in the first quarter of 1999 when compared to the same prior year period. This increase was due to an increase of $886,000 or 71.9% in the average balance of borrowed funds outstanding, offset by a decrease in the rate paid on these funds.

Net Interest Income
-------------------
Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 1999 totaled $590,000, an increase of $45,000, or 8.3%, over the same prior year period. The increase in net interest income was the result of an increase in Tri-State's average earning assets offset by lessor increases in the average balance and cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------
The provision for loan losses charged to operations in the first quarter of 1999 was $15,000, a decrease of $8,000 or 34.8% from the prior year period. The amount of the provision for both periods was based on such factors as the credit risks inherent in the loan portfolio, increase in the balance of the loan portfolio outstanding and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------
Total noninterest income increased $6,000 or 4.8% in the first quarter of 1999 compared to the same prior year period. Other income decreased $4,000 or 7.1%. Service fees on deposit accounts increased $10,000 or 14.7% relating to the increase in the number of deposit accounts serviced by the bank.

Noninterest Expense
-------------------
Total salary and employee benefits increased $38,000 or 16.5% in the first quarter of 1999. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended March 31, 1999, and to a lessor extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 26% from March 31, 1998 to March 31, 1999 as a result of increased staffing level needs and the opening of the new Wal-Mart in-store branch. Total employee benefit costs also increased in the first quarter of 1999 with much of the increase stemming from increased health insurance costs.

Net occupancy expense increased $19,000 or 42.2% in the first quarter of 1999 and was primarily associated with the addition of the Wal-Mart in-store branch office as well as an overall general increase in occupancy costs.

Furniture and equipment expense increased $5,000 or 13.5% in the first quarter of 1999 when compared to the same prior year period. This increase is attributable to increases in capital investments relating to new equipment and furniture, and resulted in higher depreciation costs.

Other expenses increased $6,000 or 3.7%, in the first three months of 1999 due to increases in overall general and administrative expenses such as, stationery and printing, postage and telephone costs and MAC expenses.

The provision for income tax was $23,000 in the first quarter of 1999 compared to $35,000 in the same prior year period. This represents a decrease of $12,000 or 34.3% and is due to an increase in tax exempt income.

Liquidity
---------
The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and to take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturaties of short-term loans and investments with the various types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and the mix of the Bank's sources and uses of funds.

Management is not aware of any known trends, events or uncertainties that would have a material effect on the liquidity, capital resources or operations of the Corporation. Management is not aware of any current recommendations by the regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources or operations of the Company.

Year 2000 Compliance
------------------
As a financial institution holding company, Tri-State is highly dependent upon computers and computer programs and the accuracy of these computer programs is critical to Tri-State's operations. The approach of the year 2000 presents the possibility that the Bank or its customers, suppliers or correspondent banks may be subject to errors caused by computer programs not correctly recognizing the year 2000 and making inaccurate calculations.

The Company has been actively working on the Year 2000 computer problem and has established an overall integral plan to address system-related Year 2000 issues. The plan calls for either the modification to, or replacement of some of the Company's business system applications. The Company in conjunction with its vendors, has tested all of its mission critical systems and has required representations from its vendors that the products are or will be Year 2000 compliant. The Company has given Year 2000 activities highest priority throughout 1998 and 1999 and is scheduled to have all major systems ready for the Year 2000 by mid 1999. In addition, the Company has established a contingency and business resumption plan in the unlikely event that the systems tested do not, in fact, operate properly when the year 2000 does
arrive.   The business resumption plan focuses on steps needed to maintain the
Bank's customer accounts, deposit and loans, as well as accounting systems on a manual basis, if needed, to ensure business continuation while systems are being corrected.

The ability of the Bank's loan customers to repay their obligations could also be affected by business interruptions caused by Year 2000 data processing problems. The Bank has established and put into place an on-going monitoring system to assess its largest borrowers and their Year 2000 readiness in relation to their ability to repay their obligations to the Bank.

The Company does not anticipate any significant additional costs to insure Tri-State's readiness for the Year 2000 beyond regularly scheduled software and hardware upgrades.

                        TRI-STATE 1ST BANK, INC.
                              FORM 10-QSB


OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in rights of the Company's security holders

           None


Item 3.    Defaults by the Company on its senior securities

           None

Item 4.    Results of votes of security holders

           None

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  27 Financial Data Schedule, filed herewith

           (b)    Reports on Form 8-K
                  None

SIGNATURES

    Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned and thereunto duly authorized.


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
May 3, 1999                            Charles B. Lang
                                       President and Chief Executive Officer

Date:                               By: /s/ Keith R. Clutter
                                       ----------------------------------
May 3, 1999                            Keith R. Clutter
                                       Secretary

15