Form 10QSB
period 1999-06-30
TRI STATE 1ST BANK INC
filed 1999-08-13
CIK 1010398

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB


     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended June 30, 1999


     [     ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from           to
                                                   ---------    ---------


                       Commission File Number:33-302132



                         TRI-STATE, 1ST BANK, INC.
                         -------------------------
      (Exact name of small business issuer as specified in its charter)


OHIO                                                        34-1824708
----                                                        ----------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                   Identification Number)


                        16924 St. Clair Avenue
                           P.O. Box 796
                     East Liverpool, Ohio  43920
                     ---------------------------
              (Address of principal executive offices)


                         (330)385-9200
                         -------------
                   (Issuer's telephone number)


Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.

                                    Yes    X               No
                                          ---                   ---


As of August 9, 1999 there were 566,534 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes        No   X
                                                    -----     -----

                       TRI-STATE, 1ST BANK, INC.
                INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                 Page
                                                               Reference
                                                             -------------

Part I - Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet                                 3

              Consolidated Statement of Income                         4-5

              Consolidated Statement of Changes in Stockholders'
              Equity                                                     6

              Consolidated Statement of Cash Flows                       7

              Notes to Consolidated Financial Statements               8-9


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10-17


Part II   Other Information                                             18


Signatures                                                              19

                         TRI-STATE 1ST BANK, INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)

                                                   June 30,    December 31,
                                                     1999          1998
                                                   --------      --------
                                                      (In thousands)

ASSETS
Cash and due from banks                            $  4,088      $  4,319
Interest-bearing deposits with other banks              103            80
Federal funds sold                                    2,750         1,100
Investment securities available for sale             20,482        19,958
Investment securities held to maturity
 (estimated market value of $1,689 and $1,765)        1,668         1,700
Loans                                                30,114        28,939
Less allowance for loan losses                          365           340
                                                   --------      --------
   Net Loans                                         29,749        28,599

Premises and equipment                                1,967         1,850
Accrued interest and other assets                       860           697
                                                   --------      --------

     TOTAL ASSETS                                  $ 61,667      $ 58,303
                                                   ========      ========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $  7,630      $  8,362
   Interest - bearing demand                         12,087        12,088
   Money market                                       4,945         4,599
   Savings                                           11,273        10,297
   Time                                              18,213        16,003
                                                   --------      --------
     Total deposits                                  54,148        51,349

Securities sold under agreement to repurchase         2,342         1,500
Other borrowings                                         10            67
Accrued interest and other liabilities                  236           309
                                                   --------      --------
     TOTAL LIABILITIES                               56,736        53,225
                                                   --------      --------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 566,534 and 565,159 issued
    and outstanding                                   3,917         3,890
Retained earnings                                     1,206           990
Accumulated other comprehensive income (loss)          (192)          198
                                                   --------      --------
     TOTAL STOCKHOLDERS' EQUITY                       4,931         5,078
                                                   --------      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 61,667      $ 58,303
                                                   ========      ========

See accompanying unaudited notes to the consolidated financial statements.

                       TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)

                                                     Three Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1999          1998
                                                  ---------     ---------
                                                       (In thousands)
INTEREST INCOME
  Interest and fees on loans                      $     695     $     668
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     55            91
  Investment securities:
     Taxable                                            179           170
     Tax exempt                                         114            77
                                                  ---------     ---------
          Total interest income                       1,044         1,007
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              408           408
  Other borrowings                                       23            19
                                                  ---------     ---------
          Total interest expense                        431           427
                                                  ---------     ---------

NET INTEREST INCOME                                     613           580

Provision for loan losses                                19            10
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           594           570
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                       84            80
  Other                                                  41            36
                                                  ---------     ---------
          Total noninterest income                      125           116
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        270           223
  Occupancy                                              63            49
  Furniture and equipment                                45            40
  Other                                                 180           161
                                                  ---------     ---------
          Total noninterest expense                     558           473
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              161           213
Income taxes                                             14            45
                                                  ---------     ---------

NET INCOME                                        $     147     $     168
                                                  =========     =========

EARNINGS PER SHARE:
     Basic                                        $    0.26     $    0.30
     Diluted                                           0.25          0.30


See accompanying unaudited notes to the consolidated financial statements.
4

                       TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)

                                                     Six Months Ended
                                                          June 30,
                                                  -----------------------
                                                     1999          1998
                                                  ---------     ---------
                                                       (In thousands)
INTEREST INCOME
  Interest and fees on loans                      $   1,364     $   1,311
  Interest-bearing deposits with other banks              2             2
  Federal funds sold                                     98           148
  Investment securities:
     Taxable                                            356           316
     Tax exempt                                         224           147
                                                  ---------     ---------
          Total interest income                       2,044         1,924
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              795           768
  Other borrowings                                       43            31
                                                  ---------     ---------
          Total interest expense                        838           799
                                                  ---------     ---------

NET INTEREST INCOME                                   1,206         1,125

Provision for loan losses                                34            33
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         1,172         1,092
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      162           148
  Other                                                  93            92
                                                  ---------     ---------
          Total noninterest income                      255           240
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        539           454
  Occupancy                                             128            94
  Furniture and equipment                                87            76
  Other                                                 351           326
                                                  ---------     ---------
          Total noninterest expense                   1,105           950
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              322           382
Income taxes                                             38            80
                                                  ---------     ---------

NET INCOME                                        $     284     $     302
                                                  =========     =========

EARNINGS PER SHARE:
     Basic                                        $    0.50     $    0.54
     Diluted                                           0.49          0.54


See accompanying unaudited notes to the consolidated financial statements.

                                     TRI-STATE 1ST BANK, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)



                                                               Accumulated
                                                                 Other
                                   Common        Retained     Comprehensive
                                   Stock          Earnings    Income (Loss)        Total
                                ----------     ----------     -------------    ----------

                                                  (In thousands)


Balance, December 31, 1998      $    3,890     $      990     $      198       $    5,078

Comprehensive Income:
Net income                                            284                             284
Other comprehensive income:
 Unrealized loss on securities                                      (390)            (390)
                                                                               ----------
Total comprehensive income (loss)                                                    (106)
Dividends declared ($.12 per share)                   (68)                            (68)
Stock options exercised (1,719
   Shares)                              27                                             27
                                 ---------     ----------     ----------       ----------
Balance, June 30, 1999          $    3,917     $    1,206     $     (192)       $   4,931
                                 =========     ==========     ==========       ==========







See accompanying unaudited notes to the consolidated financial statements.

                         TRI-STATE 1ST BANK, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                       ----------------------
                                                         1999          1998
                                                       ---------    ---------
                                                           (In thousands)
OPERATING ACTIVITIES
   Net income                                          $     284    $     302
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                34           33
     Depreciation, amortization, and accretion, net           84           79
     Increase in accrued interest receivable                 (26)         (88)
     Increase (decrease) in accrued interest payable          (1)          20
     Other, net                                               (9)         (26)
                                                       ---------    ---------
         Net cash provided by operating activities           366          320
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               3,578        2,000
     Purchases                                            (4,680)      (7,347)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                  32          133
   Net increase in loans                                  (1,196)      (1,630)
   Purchases of premises and equipment                      (202)        (108)
                                                       ---------    ---------
         Net cash used for investing activities           (2,468)      (6,952)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                2,800        8,543
   Increase in securities sold under agreement to
    repurchase                                               842        1,224
   Principal payments on other borrowings                    (57)         (54)
   Stock options exercised                                    27           -
   Cash dividends paid                                       (68)         (62)
                                                       ---------    ---------
         Net cash provided by financing activities         3,544        9,651
                                                       ---------    ---------
         Increase (decrease) in cash and
          Cash equivalents                                 1,442        3,019

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     5,499        5,683
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   6,941    $   8,702
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

                            TRI-STATE 1ST BANK, INC.
                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                    (Unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements of Tri-State 1st Bank, Inc., (the "Company"), includes its wholly-owned subsidiaries, 1st National Community Bank, (the "Bank") and Gateminder Corporation,
("Gateminder"). All significant intercompany balances and transactions have been eliminated.

Nature of Operations
--------------------

Tri-State 1st Bank, Inc. is the parent company of 1st National Community
Bank and Gateminder Corporation. The Company was formed as an Ohio corporation on April 24, 1996 and owns and controls all of the capital stock of the Bank, a national banking association and Gateminder Corporation, an Ohio corporation. The Company is a bank holding company which, under existing laws, is restricted to activities generally relating to banking.
The Company's primary regulator is the Board of Governors of the Federal Reserve System.

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

On April 14, 1999, Gateminder Corporation was incorporated under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. Headquartered in East Liverpool, Ohio, Gateminder was established by the Company to provide non-bank activities for Automated Teller Machines ("ATM"). The non-bank subsidiary sells ATM machines to businesses and merchants that operate ATMs at their place of business and provides the means for processing the transactions and distributing the funds taken from the account of the user/cardholder back to the operator of the ATM.
Gateminder commenced operations on June 25, 1999.


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


Stock Split
-----------

On July 22, 1999, the Board of Directors declared a 5-for-4 stock split to stockholders of record on August 4, 1999. As a result of this split, 113,290 shares of Tri-State 1st Bank stock will be issued on August 25, 1999. Amounts per share have been retroactively restated to reflect the stock split for all periods presented.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. This statement applies prospectively for all fiscal quarters of all years beginning after June 15, 2000.

The Financial Accounting Standards Board also issued Statement of Financial Accounting Standards No. 134, "Accounting for Mortgage-backed Securities Retained After the Securitization of Mortgage Loans Held for Sale by a Mortgage Banking Enterprise." This Statement requires that after the securitization of mortgage loans, an entity classify the resulting mortgage-backed securities or other retained interest based on its ability and intent to sell or hold these securities in accordance with Statement
No. 115. This Statement applies to the first fiscal quarter beginning after December 31, 1998.

Earnings Per Share
------------------

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

                                Three Months Ended         Six Months Ended
                                   June 30,                   June 30,
                                 1999        1998          1999       1998
                               --------    --------      -------     -------
     Weighted average common
      shares used to calculate
      basic earnings per share 566,534     566,159      565,858      565,159

     Common stock equivalents
      (stock options) used to
      calculate diluted
      earnings per share          9,741       1,394        9,741        1,394
                                -------     -------      -------      -------
     Weighted average common
      shares and Common stock
      equivalents used to
      calculate diluted
      earnings per share        576,275     566,553      575,599      566,553
                                =======     =======      =======     ========


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

                                                     Six Months Ended
                                                          June 30,
                                                      1999         1998
                                                   ---------    ---------
Cash paid during the period for:
   Interest                                           $839         $797
   Income taxes                                         10           95

                          TRI-STATE 1ST BANK, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Bank were $61,667,000 at June 30, 1999, an increase of $3,364,000 or 5.8% over total assets at December 31, 1998. The increase in total assets for the first half of 1999 was fueled by the Company's deposit growth, which increased by $2,799,000 or 5.5% during the same period. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $55,117,000 at June 30, 1999 and represented an increase of $3,340,000 or 6.5% over total earning assets at December 31, 1998.

Total stockholders' equity equaled $4,931,000 at June 30, 1999, representing a decrease of $147,000 or 2.9% from total equity at December 31, 1998.
The decrease in the Company's equity for the first half of 1999 was a result of a decrease in the net unrealized gain previously held on the investment securities available for sale portfolio, offset by net income earned, less dividends paid to shareholders.

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

Federal funds sold at June 30, 1999 totaled $2,750,000 up $1,650,000 from year-end 1998. On an average basis, federal funds sold were $4,110,000 for the first six months of 1999. Management has generally attempted to have available between $2 million and $4 million in federal funds sold in order to meet the liquidity needs and loan demand of bank customers. However, this range may shift upward as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $20,482,000 at June 30, 1999 compared to $19,958,000 at December 31, 1998, an increase of $524,000 or 2.6%. Management's overall investment strategy is to invest funds in the investment portfolio methodically in order to employ funds not required for loan demand in a manner which will provide safety, liquidity and improved earnings potential. Total purchases during the first half of 1999 totaled $4.7 million, offset by regular pay downs, calls and maturities of $3.6 million. In June, short-term interest rates rose, resulting in a decline in the market value of the Company's investment portfolio. Unrealized losses on the available for sale portfolio totaled $291,000 at June 30, 1999 compared to an unrealized gain of $299,000 at December 31, 1998.

Investment securities held to maturity decreased $32,000 or 1.9% in the first half of 1999 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans
-----

Loans receivable at June 30, 1999 were $30,114,000 up $1,175,000 or 4.1%
from year-end 1998. Loan originations for the first six months of 1999 have exceeded originations from the same prior year period. Demand for commercial and residential real-estate loans was strong during the period as commercial loans increased $1.4 million or 32.4% and residential real-estate loans increased $1.2 million or 9.1%. Consumer loans also increased during the period by $354,000 or 8.4% while commercial real-estate loans decreased. Much of the increase in the loan portfolio can be attributed to a stable and healthy economy, a favorable interest rate environment and the deployment of a Business Development Officer by the Bank to generate new business within the Bank's market area.

The following table illustrates the loan composition at June 30, 1999 and December 31, 1998.

                                           June 30,     December 31,
                                            1999           1998
                                          --------      --------
                                               (In thousands)
Commercial and agricultural               $  5,892      $  4,450
Real estate mortgages:
   Residential                              14,708        13,476
   Commercial                                4,919         6,772
Consumer                                     4,595         4,241
                                          --------      --------
                                            30,114        28,939
Less allowance for loan losses                 365           340
                                          --------      --------
Net loans                                 $ 29,749      $ 28,599
                                          ========      ========

Allowance for Loan Losses
-------------------------

The Company's allowance for loan losses was $365,000 at June 30, 1999 compared to $340,000 at December 31, 1998. This represents a $25,000 or 7.4% increase over December 31, 1998. Constituting the increase was a $34,000 loan loss provision charged to operations during the first half of 1999 offset by net charge-offs of $9,000.


The following table illustrates the activity in the allowance for loan losses:


                                                     Six Months Ended
                                                          June 30,
                                                      1999         1998
                                                   ---------    ---------
                                                        (In thousands)

Balance, beginning of period                       $     340    $     309
Charge-offs:
  Real estate loans                                        -            5
  Installment loans                                       18           22
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total charge-offs                                    18           27
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        5            -
  Installment loans                                        4            8
  Commercial loans                                        -             -
                                                   ---------    ---------
     Total recoveries                                      9            8
                                                   ---------    ---------
Net charge-offs                                            9           19
                                                   ---------    ---------
Provision charged to operations                           34           33
                                                   ---------    ---------
Balance, end of period                             $     365    $     323
                                                   =========    =========

-------------------------------------

The Company believes that the allowance for loan losses at June 30, 1999 of $365,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 1999.


Non-Performing Assets
---------------------

On June 30, 1999, non-performing loans, which are comprised of commercial and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $405,000, an increase of $226,000 or 126.3% from December 31, 1998. The increase in non-performing loans was mostly attributable to an increase in commercial and residential real-estate loan delinquencies 90 days or more past due. At June 30, 1999, there were three commercial real-estate loans having a combined loan balance of $274,000 or 67.7% of total loans past due 90 days or more. Of the three loans, one is an SBA loan with a 75% guarantee, the other has since become current and the third is in the process of being foreclosed on. Each of the loans are considered to be adequately secured. Residential real-estate loans 90 days or more past due totaled $108,000 or 26.7% of loans past due 90 days or more. Of these loans, two are in foreclosure and the third has since become current, all of which Management considers to be adequately secured.

 The following presents the non-performing assets at June 30, 1999, and December 31, 1998.

                                                   June 30,  December 31,
                                                     1999          1998
                                                  ----------  ----------
                                                      (In thousands)

Non-accrual loans                                 $       -   $       -

Loans past due 90 days or more                           405         179

Restructured loans                                        -           -
                                                  ----------  ----------
 Total non-performing loans                              405         179

Other real estate owned                                   -           -
                                                  ----------  ----------

Total non-performing assets                       $      405  $      179
                                                  ==========  ==========
Non-performing loans as a percentage
 of total loans                                         1.35%        .62%

Non-performing assets as a percentage
 of total assets                                        .66%        .31%

Non-performing assets as a percentage
 of allowance for loan losses                        111.00%      52.65%

Deposits
--------

Deposits continue to be 1st National Community Bank's primary source for funding its earning assets. The Bank offers a wide variety of products designed to attract and retain customers. Total deposits increased $2,799,000 or 5.5% when compared to total deposits at December 31, 1998. Although increases were experienced in almost all of the Bank's deposit types, a significant portion of the growth occurred in time deposits, which increased $2,210,000 or 13.8%. Savings increased $976,000 or 9.5% and money market accounts were up by $346,000 or 7.5%, while demand deposits decreased $733,000 or 8.8%. The deposit growth for the first half of 1999 is due to the expansion of the Bank's branch offices as well as the an ongoing commitment of the Bank to provide exceptional deposit services at a competitive rate.

Borrowings
----------

The Company from time to time uses various funding sources other than Deposits to provide the funds necessary for the loan and investment
Securities portfolios. Total borrowings increased $785,000 or 50.1% at June 30, 1999 from year-end 1998. Total borrowings consist of securities sold under repurchase agreements, which are agreements with "in-market" customers of the bank that are collateralized by various securities and upon maturity, returned back to the bank, and advances with the Federal Home Loan Bank of Cincinnati. During the first half of 1999, repurchase agreements increased by $842,000 or 56.1% while other borrowings decreased by $57,000 or 85.1%. Customer demand contributed for the increase in repurchase agreements, while the decrease in advances with the Federal Home Loan Bank is attributable to the maturity and scheduled principal and interest payments on two separate advances. One advance matured in May, with the remaining advance scheduled to mature in July of 1999.


RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS
ENDED JUNE 30, 1999 AND 1998


Summary of Earnings
-------------------

Net income for the second quarter of 1999 was $147,000 or $0.26 and $0.25 per basic and diluted shares, respectively. This compares to net income of $168,000 or $0.30 per basic and diluted share amounts earned in the second quarter of 1998. The decrease in net income for the period was a result of increases in noninterest expenses and provision for loan losses, offset by increases in net interest income, noninterest income and a decrease in tax expenses.

Interest Income
---------------

Interest income on loans increased $27,000 or 4.0% for the three months ended June 30, 1999 compared to the same prior year period. This increase was a result of a $2,298,000 or 8.5% increase in the average loan balance outstanding during the 1999 period offset by a 15 basis point decrease on the yield earned.

Interest income on federal funds sold decreased $36,000 or 39.6% during the second quarter of 1999 when compared to the second quarter of 1998. This decrease was a result of a $1,440,000 or 23.1% decrease in the average balance outstanding during the 1999 period as well as a decrease in the yield earned.

Interest income earned on investment securities increased during the second quarter of 1999 by $46,000 or 18.6% from the same prior year period. This increase was a result of an increase of $2,929,000 or 12.1% in the average balance outstanding offset by a 27 basis point decrease in the yield earned on the investment portfolio.

Interest Expense
----------------
Although there was no change in interest expense on deposits during the second quarter of 1999 when compared to the same prior year period, average deposits for the quarter grew by $5,491,000 or 12.6%. The increase in the balance was offset by a decrease in the rates paid on these funds when compared to the same prior year period and resulted in the interest expense remaining at 1998's level.

Interest expense on repurchase agreements and other borrowings increased $4,000 or 21.1% in the second quarter of 1999 when compared to the same prior year period. This increase was due to an increase of $1,004,000 or 66.3% in the average balance of borrowed funds outstanding, offset by a decrease of 82 basis points in the rate paid on these funds.


Net Interest Income
-------------------
Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 1999 totaled $613,000, an increase of $33,000, or 5.7%, over the same prior year period. The increase in net interest income was the result of an increase in Tri-State's average earning assets offset by lessor increases in the average balance and cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------
The provision for loan losses charged to operations in the second quarter of 1999 was $19,000, an increase of $9,000 or 90.0% from the prior year period. The amount of the provision for both periods was based on such factors as the credit risks inherent in the loan portfolio, increase in the balance of the loan portfolio outstanding and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------
Total noninterest income increased $9,000 or 7.8% in the second quarter of 1999 compared to the same prior year period. Other income increased $5,000 or 13.9%. Service fees on deposit accounts increased $4,000 or 5.0% relating to the increase in the number of deposit accounts serviced by the bank.

Noninterest Expense
-------------------
Total salary and employee benefits increased $47,000 or 21.1% in the second quarter of 1999. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended June 30, 1999, and to a lessor extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 28% from June 30, 1998 to June 30, 1999 as a result of increased staffing level needs and the opening of the new Wal-Mart in-store branch. Employee benefit costs were also up in the second quarter of 1999 with much of the increase stemming from increased health insurance costs.

Net occupancy expense increased $14,000 or 28.6% in the second quarter of 1999 primarily as a result of the addition of the Wal-Mart in-store branch, expansion of the main office facility and an overall general increase in occupancy costs.

Furniture and equipment expense increased $5,000 or 12.5% in the second quarter of 1999 when compared to the same prior year period. This increase is attributable to increases in capital investments relating to new equipment and furniture, and resulted higher depreciation costs.

Other expenses increased $19,000 or 11.8%, in the second quarter of 1999 due to increases in overall general and administrative expenses such as, stationery and printing, postage and telephone costs and MAC expenses.

The provision for income tax was $14,000 in the second quarter of 1999 compared to $45,000 in the same prior year period. This represents a decrease of $31,000 or 68.9% and is due to a decrease in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS
ENDED JUNE 30, 1999 AND 1998

Summary of Earnings
------------------

Net income for the six months ended June 30, 1999 was $284,000 or $0.50 and $0.49 per basic and diluted shares, respectively. This compares to net income of $302,000 or $0.54 per basic and diluted share amounts earned in the same prior year period. The decrease in net income for the period was a result of increases in noninterest expenses, offset by increases in net interest income, noninterest income and a decrease in tax expenses. The increase in noninterest expenses, which resulted in a decline in net income, were a result of the Bank expanding its branch network through the addition of an in-store Wal-Mart office that occurred in late 1998 and the formation of a new non-bank subsidiary, Gateminder Corporation, in the second quarter.

Interest Income
---------------

Interest income on loans increased $53,000 or 4.0% for the six months ended June 30, 1999 compared to the same prior year period. This increase was a result of a $1,941,000 or 7.2% increase in the average loan balance outstanding during the 1999 period offset by a 27 basis point decrease on the yield earned.

Interest income on federal funds sold decreased $50,000 or 33.4% during the first six months of 1999 when compared to the same prior year period. This decrease was a result of a $1,098,000 or 21.1% decrease in the average balance outstanding during the 1999 period as well as a decrease of 93 basis points in the yield earned.

Interest income earned on investment securities increased during the second quarter of 1999 by $117,000 or 25.3% from the same prior year period. This increase was a result of an increase of $2,915,000 or 12.7% in the average balance outstanding as well as a slight increase in the yield earned on the investment portfolio.

Interest Expense
----------------

Interest expense on deposits increased $27,000 or 3.5% in the first six months of 1999 when compared to the same prior year period. This increase was due to an increase of $5,119,000 or 12.0% in the average balance of deposits outstanding, offset by a decrease of 15 basis points in the rate paid on these funds.

Interest expense on repurchase agreements and other borrowings increased $12,000 or 38.7% for the six months ended June 30, 1999 when compared to the same prior year period. This increase was due to an increase of $945,000 or 68.8% in the average balance of borrowed funds outstanding, offset by a decrease of 17 basis points in the rate paid on these funds.


Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the six month period ended June 30, 1999 totaled $1,206,000, an increase of $81,000, or 7.2%, over the same prior year period. The increase in net interest income was the result of an increase in the Company's average earning assets offset by lessor increases in the average balance and cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the first half of 1999 was $34,000, an increase of $1,000 or 3.0% from the prior year period. The amount of the provision for both periods was based on such factors as the credit risks inherent in the loan portfolio, increase in the balance of the loan portfolio outstanding and Management's ongoing analysis of the adequacy of the allowance for loan losses.


Noninterest Income
------------------

Total noninterest income increased $15,000 or 6.3% in the first half of 1999 compared to the same prior year period. Other income increased $1,000 or 1.0%. Service fees on deposit accounts increased $14,000 or 9.5% relating to the increase in the number of deposit accounts serviced by the bank.

Noninterest Expense
-------------------

Total salary and employee benefits increased $85,000 or 18.7% during the six months ended June 30, 1999. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended June 30, 1999, and to a lessor extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 28% from June 30, 1998 to June 30, 1999 as a result of increased staffing level needs and the opening of the new Wal-Mart in-store branch. Employee benefit costs were also up in the second quarter of 1999 with much of the increase stemming from increased health insurance costs.

Net occupancy expense increased $34,000 or 36.2% in the first half of 1999 primarily as a result of the addition of the Wal-Mart in-store branch, expansion of the main office facility and an overall general increase in occupancy costs.

Furniture and equipment expense increased $11,000 or 14.5% in the first half of 1999 when compared to the same prior year period. This increase is attributable to increases in capital investments relating to new equipment and furniture, and resulted higher depreciation costs.

Other expenses increased $25,000 or 7.7%, in the first half of 1999 due to increases in overall general and administrative expenses such as, stationery and printing, postage and telephone costs and MAC expenses.

The provision for income tax was $38,000 for the first half of 1999 compared to $80,000 in the same prior year period. This represents a decrease of $42,000 or 52.5% and is due to a decrease in taxable income.

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

The Bank's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities and interest payments and maturities on investment securities. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit outflows and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

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

The Company has been actively working on the Year 2000 computer problem since 1997 and has completed a comprehensive plan of action addressing system-related Year 2000 issues. The Company has completed its awareness, assessment, renovation, validation, implementation, and testing phases; the results of which reflect the Company's internal systems to be Year 2000 ready. FFIEC's guidelines have been followed, customer relations training has been achieved, and the Company is actively involved in the final stages of contingency planning training sessions.

Many of the Company's business system applications have either been modified or replaced. The Company in conjunction with its vendors, has tested all of its mission critical systems and has required representations from its vendors that the products are or will be Year 2000 compliant. Both internal and external resources were utilized in completing the Company's testing objectives. Internal tests have been completed, and test results, which have been documented and validated, are deemed to be year 2000 compliant.

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

Much attention has also been given to the Bank's deposit customers, as they may require the need to have additional cash on hand in the latter part of 1999. In response to anticipated cash demands, which are not expected to be material, the Company will maintain higher liquidity levels in the latter part of 1999.

The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations. The Company currently believes that all major expenditures relating to Year 2000 have been incurred and totaled approximated $40,000, net of taxes. The Company does not anticipate any significant additional costs to insure it's readiness for the Year 2000 beyond regularly scheduled software and hardware upgrades.

                        TRI-STATE 1ST BANK, INC.
                              FORM 10-QSB


OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in securities

           None


Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           (a) The Company's annual meeting of shareholders was held on April 14, 1999.

           (b) The number of Class 3 Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2002 A.D.:
                Charles B. Lang
                R. Lynn Leggett
                John C. Thompson

                The following persons are current Directors of 1st Bank who are serving as either Class 1 Directors, whose terms expire in 2000, or Class 2 Directors, whose terms expire in 2001.

                Class 1 Directors - Expire in 2000
                William E. Blair, Jr.
                Stephen W. Cooper
                Marvin H. Feldman

                Class 2 Directors - Expire in 2001
                Keith R. Clutter
                G. Allen Dickey
                John P. Scotford, Sr.

           (c) Shareholders ratified the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Company for the fiscal year 1999.

           The results of the votes from the annual meeting were as follows:
                                      For            Against     Abstain
                                    -------    ---------   ---------

              Charles B. Lang       357,456        -            836
              R. Lynn Leggett       353,777        -          4,515
              John C. Thompson      357,236        -          1,056

              S.R. Snodgrass, A.C.  357,236        -          1,056

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  27 Financial Data Schedule, filed herewith

           (b)    Reports on Form 8-K
                  None

SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
August 9, 1999                            Charles B. Lang
                                          President and Chief Executive Officer

Date:                               By: /s/ Keith R. Clutter
                                       ----------------------------------
August 9, 1999                            Keith R. Clutter
                                          Secretary


19