Form 10QSB
period 1999-09-30
TRI STATE 1ST BANK INC
filed 1999-10-15
CIK 1010398

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB


     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 1999


     [     ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from           to
                                                   ---------    ---------


                       Commission File Number: 33-302132



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


As of October 12, 1999 there were 567,784 shares outstanding of the issuer's class of common stock.

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

                         TRI-STATE 1ST BANK, INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                               September 30,    December 31,
                                                    1999          1998
                                                ----------      ----------
                                                      (In thousands)


ASSETS
Cash and due from banks                            $  4,900      $  4,319
Interest-bearing deposits with other banks               95            80
Federal funds sold                                    2,000         1,100
Investment securities available for sale             21,190        19,958
Investment securities held to maturity
 (estimated market value of $1,669 and $1,765)        1,653         1,700
Loans                                                30,679        28,939
Less allowance for loan losses                          351           340
                                                   --------      --------
   Net Loans                                         30,328        28,599

Premises and equipment                                1,956         1,850
Accrued interest and other assets                       870           697
                                                   --------      --------

     TOTAL ASSETS                                  $ 62,992      $ 58,303
                                                   ========      ========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $  7,968      $  8,362
   Interest - bearing demand                         12,861        12,088
   Money market                                       4,636         4,599
   Savings                                           10,993        10,297
   Time                                              18,962        16,003
                                                   --------      --------
     Total deposits                                  55,420        51,349

Securities sold under agreement to repurchase         2,245         1,500
Other borrowings                                          -            67
Accrued interest and other liabilities                  273           309
                                                   --------      --------
     TOTAL LIABILITIES                               57,938        53,225
                                                   --------      --------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 567,784 and 565,159 issued
    and outstanding                                   3,945         3,890
Retained earnings                                     1,349           990
Accumulated other comprehensive income (loss)          (240)          198
                                                   --------      --------
     TOTAL STOCKHOLDERS' EQUITY                       5,054         5,078
                                                   --------      --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $ 62,992      $ 58,303
                                                   ========      ========


See accompanying unaudited notes to the consolidated financial statements.

                       TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                  -----------------------
                                                     1999          1998
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $     736     $     690
  Interest-bearing deposits with other banks              1             -
  Federal funds sold                                     32            45
  Investment securities:
     Taxable                                            184           210
     Tax exempt                                         122            83
                                                  ---------     ---------
          Total interest income                       1,075         1,028
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              408           409
  Other borrowings                                       24            23
                                                  ---------     ---------
          Total interest expense                        432           432
                                                  ---------     ---------

NET INTEREST INCOME                                     643           596

Provision for loan losses                                23             8
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           620           588
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      105            76
  Other                                                  43            37
                                                  ---------     ---------
          Total noninterest income                      148           113
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                        298           274
  Occupancy                                              68            52
  Furniture and equipment                                43            45
  Other                                                 180           184
                                                  ---------     ---------
          Total noninterest expense                     589           555
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              179           146
Income taxes                                             35            20
                                                  ---------     ---------

NET INCOME                                        $     144     $     126
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.25     $    0.22
     Diluted                                           0.25          0.22



See accompanying unaudited notes to the consolidated financial statements.

                       TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)


                                                     Nine Months Ended
                                                       September 30,
                                                  -----------------------
                                                     1999          1998
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $   2,099     $   2,001
  Interest-bearing deposits with other banks              3             2
  Federal funds sold                                    130           193
  Investment securities:
     Taxable                                            540           526
     Tax exempt                                         346           230
                                                  ---------     ---------
          Total interest income                       3,118         2,952
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                            1,204         1,177
  Other borrowings                                       67            54
                                                  ---------     ---------
          Total interest expense                      1,271         1,231
                                                  ---------     ---------

NET INTEREST INCOME                                   1,847         1,721

Provision for loan losses                                56            41
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         1,791         1,680
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      268           224
  Other                                                 136           129
                                                  ---------     ---------
          Total noninterest income                      404           353
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        837           728
  Occupancy                                             196           146
  Furniture and equipment                               130           121
  Other                                                 532           510
                                                  ---------     ---------
          Total noninterest expense                   1,695         1,505
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              500           528
Income taxes                                             72           100
                                                  ---------     ---------

NET INCOME                                        $     428     $     428
                                                  =========     =========

EARNINGS PER SHARE:
     Basic                                        $    0.76     $    0.76
     Diluted                                           0.74          0.75



See accompanying unaudited notes to the consolidated financial statements.

                                     TRI-STATE 1ST BANK, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)

                                                               Accumulated
                                                                 Other
                                   Common        Retained     Comprehensive
                                   Stock          Earnings    Income (Loss)        Total
                                ----------     ----------     -------------    ----------

                                                  (In thousands)



Balance, December 31, 1998      $    3,890     $      990     $      198       $    5,078

Comprehensive Income:
Net income                                            428                             428
Other comprehensive income:
 Unrealized loss on securities                                      (438)            (438)
                                                                               ----------
Total comprehensive income (loss)                                                     (10)
Dividends declared ($.12 per share)                   (68)                            (68)
Cash paid in lieu of fractional
   Shares                                              (1)                             (1)
Stock options exercised (2,625
   Shares)                              55                                             55
                                 ---------     ----------     ----------       ----------
Balance, September 30, 1999     $    3,945     $    1,349     $     (240)       $   5,054
                                 =========     ==========     ==========       ==========


See accompanying unaudited notes to the consolidated financial statements.

                         TRI-STATE 1ST BANK, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                           Nine Months Ended
                                                             September 30,
                                                       ----------------------
                                                         1999          1998
                                                       ---------    ---------
                                                           (In thousands)

OPERATING ACTIVITIES
   Net income                                          $     428    $     428
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                56           41
     Depreciation, amortization, and accretion, net          116           87
     Increase in accrued interest receivable                (100)        (249)
     Increase in accrued interest payable                     57           65
     Other, net                                               81         (114)
                                                       ---------    ---------
         Net cash provided by operating activities           638          258
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               3,602        3,632
     Purchases                                            (5,479)     (10,183)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                  47          177
   Net increase in loans                                  (1,811)      (2,077)
   Purchases of premises and equipment                      (236)        (301)
                                                       ---------    ---------
         Net cash used for investing activities           (3,877)      (8,752)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                4,071        6,333
   Increase in securities sold under agreement to
    repurchase                                               745        1,464
   Principal payments on other borrowings                    (67)         (82)
   Stock options exercised                                    55            -
   Cash dividends paid                                       (69)         (62)
                                                       ---------    ---------
         Net cash provided by financing activities         4,735        7,653
                                                       ---------    ---------
         Increase (decrease) in cash and
          Cash equivalents                                 1,496         (841)

CASH AND CASH EQUIVALENTS AT
   BEGINNING OF PERIOD                                     5,499        5,683
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   6,995    $   4,842
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

The Bank was chartered as a national banking association in September 1987, headquartered near East Liverpool, Ohio. Business is conducted through its four full service offices located in Columbiana County, Ohio, and one full service office in Hancock County, West Virginia. The Bank operates a full service community bank, offering a variety of financial services to meet the needs of its market area. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The Bank's deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

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


Stock Split
-----------

On July 22, 1999, the Board of Directors declared a 5-for-4 stock split to stockholders of record on August 4, 1999. As a result of this split, 113,290 shares of Tri-State 1st Bank stock were issued on August 25, 1999. Total shares issued and outstanding, as well as, per share information have been retroactively restated to reflect the stock split for all prior periods presented.

Recent Accounting Pronouncements
--------------------------------

In June 1998, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities." The statement provides accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts, by requiring the recognition of those items as assets or liabilities in the statement of financial position, recorded at fair value. Statement No. 133 precludes a held-to-maturity security from being designated as a hedged item, however, at the date of initial application of this statement, an entity is permitted to transfer any held-to-maturity security into the available-for-sale or trading categories. The unrealized holding gain or loss on such transferred securities shall be reported consistent with the requirements of Statement No. 115, "Accounting for Certain Investments in Debt and Equity Securities." Such transfers do not raise an issue regarding an entity's intent to hold other debt securities to maturity in the future. In June 1999, this statement was delayed to fiscal years beginning after June 15, 2000.

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

                                Three Months Ended         Nine Months Ended
                                  September 30,             September 30,
                                 1999        1998          1999       1998
                               --------    --------      -------     -------

     Weighted average common
      shares used to calculate
      basic earnings per share  566,833     564,836      566,186     564,836

     Common stock equivalents
      (stock options) used to
      calculate diluted
      earnings per share          9,234       4,250        9,234       4,250
                                -------     -------      -------      ------
     Weighted average common
      shares and Common stock
      equivalents used to
      calculate diluted
      earnings per share        576,067     569,086      575,420     569,086
                                =======     =======      =======     =======


Supplemental Disclosure of Cash Flow Information
------------------------------------------------

                                                     Nine Months Ended
                                                        September 30,
                                                      1999         1998
                                                   ---------    ---------

Cash paid during the period for:
   Interest                                          $1,214       $1,166
   Income taxes                                          16          119

                          TRI-STATE 1ST BANK, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS


FINANCIAL CONDITION


Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Bank were $62,922,000 at September 30, 1999, an increase of $4,689,000 or 8.0% over total assets at December 31, 1998. The increase in total assets for the first nine months of 1999 was fueled by the Company's deposit growth, which increased by $4,071,000 or 7.9% during the same period. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $55,617,000 at September 30, 1999 and represented an increase of $3,840,000 or 7.4% over total earning assets at December 31, 1998.

Total stockholders' equity equaled $5,054,000 at September 30, 1999, representing a decrease of $24,000 from total equity at December 31, 1998. The decrease in the Company's equity for the first nine months of 1999 was a result of a decrease in accumulated other comprehensive income, which is a direct reflection of a temporary decline in market value for the Company's investment securities available for sale, offset by net income earned, less dividends paid to shareholders.

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

Federal funds sold at September 30, 1999 totaled $2,000,000 up $900,000 from year-end 1998. On an average basis, federal funds sold were $3.6 million for the first nine months of 1999. Management has generally attempted to have available between $2 million and $4 million in federal funds sold in order to meet the liquidity needs and loan demand of bank customers. However, this range may shift upward as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $21,190,000 at September 30, 1999 compared to $19,958,000 at December 31, 1998, an increase of $1,232,000 or 6.2%. Management's overall investment strategy is to invest funds in the investment portfolio methodically in order to employ funds not required for loan demand in a manner which will provide safety, liquidity and improved earnings potential. Total purchases during the first nine months of 1999 totaled $5.5 million, offset by regular pay-downs, calls and maturities of $3.6 million. In June and August of this year, the Federal reserve Board raised short-term interest rates, causing a decline in the market value of the Company's investment portfolio. Unrealized losses on the available for sale portfolio totaled $364,000 at September 30, 1999 compared to an unrealized gain of $299,000 at December 31, 1998.

Investment securities held to maturity decreased $47,000 or 2.8% in the first nine months of 1999 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans
-----

Loans receivable at September 30, 1999 were $30,679,000 up $1,740,000 or 6.0% from year-end 1998. Loan originations for the first nine months of 1999 have exceeded originations from the same prior year period. Demand for commercial and residential real-estate loans was strong during the period as commercial type loans increased $2.1 million or 47.5% and residential real-estate loans increased $1.5 million or 11.4%. Consumer loans also increased during the period by $398,000 or 9.4% while commercial real-estate loans decreased. Much of the increase in the loan portfolio can be attributed to a stable and healthy economy, a favorable interest rate environment and the deployment of a Business Development Officer by the Bank to generate new business within the Bank's market area.

The following table illustrates the loan composition at September 30, 1999 and December 31, 1998.

                                       September 30,    December 31,
                                            1999           1998
                                          --------      --------
                                               (In thousands)
Commercial and agricultural               $  6,562      $  4,450
Real estate mortgages:
   Construction                                467             -
   Residential                              15,018        13,476
   Commercial                                3,993         6,772
Consumer                                     4,639         4,241
                                          --------      --------
                                            30,679        28,939
Less allowance for loan losses                 351           340
                                          --------      --------
Net loans                                 $ 30,328      $ 28,599
                                          ========      ========

Allowance for Loan Losses
-------------------------

The Company's allowance for loan losses was $351,000 at September 30, 1999 compared to $340,000 at December 31, 1998. This represents an $11,000 or 3.2% increase over December 31, 1998. Constituting the increase was a $56,000 loan loss provision charged to operations during the first nine months of 1999 offset by net charge-offs of $45,000. The charge-offs for the period related mostly to various consumer-type installment loans.


The following table illustrates the activity in the allowance for loan losses:



                                                     Nine Months Ended
                                                          September 30,
                                                      1999         1998
                                                   ---------    ---------
                                                        (In thousands)


Balance, beginning of period                       $     340    $     309
Charge-offs:
  Real estate loans                                        7            5
  Installment loans                                       50           22
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total charge-offs                                    57           27
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        5            -
  Installment loans                                        7            8
  Commercial loans                                        -             -
                                                   ---------    ---------
     Total recoveries                                     12            8
                                                   ---------    ---------
Net charge-offs                                           45           19
                                                   ---------    ---------
Provision charged to operations                           56           33
                                                   ---------    ---------
Balance, end of period                             $     351    $     323
                                                   =========    =========

-------------------------------------

The Company believes that the allowance for loan losses at September 30, 1999 of $351,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 1999.


Non-Performing Assets
---------------------

On September 30, 1999, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $116,000, a decrease of $63,000 or 35.2% from December 31, 1998. This decrease was a result of a decrease in loans past due 90 days or more. At September 30, 1999, loans past due 90 days or more consisted of five separate loans, four of which are secured by residential real estate and are considered by management to be adequately secured. There were no impaired loans at September 30, 1999.

In September 1999, the Bank transferred a $27,000 loan balance that was past due 90 days or more, to real estate owned. The loan was secured by residential real estate which the Bank acquired through Sheriff's sale in September, 1999. The Bank intends to liquidate this asset in an orderly manner and anticipates no losses to be incurred.

The following presents the non-performing assets at September 30, 1999, and December 31, 1998.

                                                   September 30,  December 31,
                                                     1999          1998
                                                  ----------  ----------
                                                      (In thousands)


Non-accrual loans                                 $       -   $       -

Loans past due 90 days or more                           116         179

Restructured loans                                        -           -
                                                  ----------  ----------
 Total non-performing loans                              116         179

Other real estate owned                                   21          -
                                                  ----------  ----------

Total non-performing assets                       $      137  $      179
                                                  ==========  ==========
Non-performing loans as a percentage
 of total loans                                         .38%        .62%

Non-performing assets as a percentage
 of total assets                                        .22%        .31%

Non-performing assets as a percentage
 of allowance for loan losses                          39.0%       52.7%

Deposits
--------

Deposits continue to be 1st National Community Bank's primary source for funding its earning assets. The Bank offers a wide variety of products designed to attract and retain customers. Total deposits increased $4,071,000 or 7.9% when compared to total deposits at December 31, 1998. Although increases were experienced in almost all of the Bank's deposit types, a significant portion of the growth occurred in time deposits, which increased $2,959,000 or 18.5%. Savings increased $696,000 or 6.8%, money market accounts were up by $37,000 or .80% and demand deposits increased $379,000 or 1.9%. The deposit growth for the first nine months of 1999 is due to the expansion of the Bank's branch offices as well as an ongoing commitment of the Bank to provide exceptional deposit services at a competitive rate.

Borrowings
----------

The Company from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. Total borrowings increased $678,000 or 43.3% at September 30, 1999 from year-end 1998. Total borrowings consist of securities sold under repurchase agreements, which are agreements with "in-market" customers of the bank that are collateralized by various bank owned investment securities and upon maturity, returned back to the bank, and advances with the Federal Home Loan Bank of Cincinnati. During the first nine months of 1999, repurchase agreements increased by $745,000 or 49.7% while other borrowings decreased by $67,000. Business customer demand contributed for the increase in repurchase agreements, while the decrease in advances is attributable to the maturity of two separate advances with the Federal Home Loan Bank of Cincinnati.


RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998


Summary of Earnings
-------------------

Net income for the third quarter of 1999 was $144,000 or $0.25 per basic and diluted shares, respectively. This compares to net income of $126,000 or $0.22 per basic and diluted share amounts earned in the third quarter of 1998. The increase in net income for the period was a result of increases in net interest income and noninterest income offset by increases in noninterest expense, provision for loan losses and income tax expense.

Interest Income
---------------

Interest income on loans increased $46,000 or 6.7% for the three months ended September 30, 1999 compared to the same prior year period. This increase was a result of a $3.3 million or 12.0% increase in the average loan balance outstanding during the 1999 period offset by an 11 basis point decrease on the yield earned.

Interest income on federal funds sold decreased $13,000 or 28.9% during the third quarter of 1999 when compared to the third quarter of 1998. This decrease was a result of a $713,000 or 22.1% decrease in the average balance outstanding during the 1999 period as well as a decrease in the yield earned.

Interest income earned on investment securities increased during the third quarter of 1999 by $13,000 or 4.4% from the same prior year period. This increase was a result of an increase of $1.4 million or 5.8% in the average balance outstanding offset by a 13 basis point decrease in the yield earned on the investment portfolio.

Interest Expense
----------------

Interest expense on deposits decreased $1,000 during the third quarter of 1999 when compared to the same prior year period, average deposits for the quarter grew by $4.6 million or 10.4%. The increase in the balance was offset by a decrease of 33 basis points on the rates paid on these funds when compared to the same prior year period and resulted in the interest expense remaining near 1998's level.

Interest expense on repurchase agreements and other borrowings increased only slightly in the third quarter of 1999 when compared to the same prior year period. This increase was due to an increase of $494,000 or 25.8% in the average balance of borrowed funds outstanding, offset by a decrease of 37 basis points in the rate paid on these funds.


Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 1999 totaled $643,000, an increase of $47,000, or 7.9%, over the same prior year period. The increase in net interest income was the result of an increase in the Bank's average earning assets offset by lesser increases in the average balance and cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the third quarter of 1999 was $23,000, an increase of $15,000 or 187.5% from the prior year period. The amount of the provision for both periods was based on such factors as the credit risks inherent in the loan portfolio, increase in the balance of the loan portfolio outstanding, year 2000 issues and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $35,000 or 31.0% in the third quarter of 1999 compared to the same prior year period. Other income increased $6,000 or 16.2%. Service fees on deposit accounts increased $29,000 or 38.2% relating to an increase in the number of deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $24,000 or 8.8% in the third quarter of 1999. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended September 30, 1999, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 11.9% from September 30, 1998 to September 30, 1999 as a result of increased staffing level needs. Employee benefit costs were also up in the third quarter of 1999 with much of the increase stemming from increased health insurance costs.

Net occupancy expense increased $16,000 or 30.8% in the third quarter of 1999 primarily as a result of the addition of the Wal-Mart in-store branch, expansion of the main office facility and an overall general increase in occupancy costs.

Furniture and equipment expense and total other expenses remained relatively unchanged, decreasing $2,000 or 4.4% and $4,000 or 2.2%, respectively, in the third quarter of 1999 when compared to the same prior year period.

The provision for income tax was $35,000 in the third quarter of 1999 compared to $20,000 in the same prior year period. This represents an increase of $15,000 or 75.0% and is due to an increase in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 1999 AND 1998

Summary of Earnings
------------------

Net income for the nine months ended September 30, 1999 and 1998 was $428,000. On a per share basis, net income for the 1999 period was $0.76 and $0.74 for basic and diluted shares, respectively. This compares to $0.76 and $0.75 for basic and diluted shares, respectively in 1998. While net income remained unchanged from 1998 to 1999, net interest income and noninterest income were up moderately in 1999. However these increases were offset by increases in noninterest expenses and provision for loan losses. Noninterest expenses were up mostly as a result of the Bank expanding its branch network through the addition of an in-store Wal-Mart office that occurred in late 1998 and the formation of a new non-bank subsidiary, Gateminder Corporation, in the second quarter of 1999.

Interest Income
---------------

Interest income on loans increased $98,000 or 4.9% for the nine months ended September 30, 1999 compared to the same prior year period. This increase was a result of a $2.4 million or 8.8% increase in the average loan balance outstanding during the 1999 period offset by a 33 basis point decrease on the yield earned.

Interest income on federal funds sold decreased $63,000 or 32.6% during the first nine months of 1999 when compared to the same prior year period. This decrease was a result of a $970,000 or 21.3% decrease in the average balance outstanding during the 1999 period as well as a decrease of 83 basis points in the yield earned.

Interest income earned on investment securities increased during the first nine months of 1999 by $130,000 or 17.2% from the same prior year period. This increase was a result of an increase of $2.4 million or 10.3% in the average balance outstanding as well as a slight increase in the yield earned on the investment portfolio.

Interest Expense
----------------

Interest expense on deposits increased $27,000 or 2.3% in the first nine months of 1999 when compared to the same prior year period. This increase was due to an increase of $5.0 million or 11.5% in the average balance of deposits outstanding, offset by a decrease of 24 basis points in the rate paid on these funds.

Interest expense on repurchase agreements and other borrowings increased $13,000 or 24.1% for the nine months ended September 30, 1999 when compared to the same prior year period. This increase was due to an increase of $794,000 or 51.1% in the average balance of borrowed funds outstanding, offset by a decrease of 32 basis points in the rate paid on these funds.


Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the nine month period ended September 30, 1999 totaled $1,847,000, an increase of $126,000, or 7.3%, over the same prior year period. The increase in net interest income was the result of an increase in the Company's average earning assets offset by lesser increases in the average balance and cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the first nine months of 1999 was $56,000, an increase of $15,000 or 36.6% from the prior year period. he amount of the provision for both periods was based on such factors as the credit risks inherent in the loan portfolio, increase in the balance of the loan portfolio outstanding, year 2000 issues and Management's ongoing analysis of the adequacy of the allowance for loan losses.


Noninterest Income
------------------

Total noninterest income increased $51,000 or 14.5% in the first nine months of 1999 compared to the same prior year period. Other income increased $7,000 or 5.4%. Service fees on deposit accounts increased $44,000 or 19.6% relating to an increase in the number of deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $109,000 or 15.0% during the nine months ended September 30, 1999. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended September 30, 1999, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 11.9% from September 30, 1998 to September 30, 1999 as a result of increased staffing level needs. Employee benefit costs were also up in the first nine months of 1999 with much of the increase stemming from increased health insurance costs.

Net occupancy expense increased $50,000 or 34.3% in the first nine months of 1999 primarily as a result of the addition of the Wal-Mart in-store branch, expansion of the main office facility and an overall general increase in occupancy costs.

Furniture and equipment expense increased $9,000 or 7.4% in the first nine months of 1999 when compared to the same prior year period. This increase is attributable to increases in capital investments relating to new equipment and furniture, resulting in higher depreciation costs.

Other expenses increased $22,000 or 4.3%, in the first nine months of 1999 due to increases in overall general and administrative expenses such as, stationery and printing, postage and telephone costs and MAC expenses.

The provision for income tax was $72,000 for the first nine months of 1999 compared to $100,000 in the same prior year period. This represents a decrease of $28,000 and is due to a decrease in income before taxes and a significant increase in tax exempt income.

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

Much attention has also been given to the Bank's deposit customers, as they may need to have additional cash on hand in the latter part of 1999. In response to anticipated cash demands, which are not expected to be material, the Company will maintain higher liquidity levels in the latter part of 1999.

The Company believes that the Year 2000 issue will not pose significant operational problems and is not anticipated to be material to its financial position or results of operations. The Company currently believes that all major capital and operating expenditures relating to Year 2000 have been incurred and totaled approximately $40,000, net of taxes. The Company does not anticipate any significant additional costs to insure it's readiness for the Year 2000 beyond regularly scheduled software and hardware upgrades.

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


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
October 12, 1999                          Charles B. Lang
                                          President and Chief Executive
                                          Officer

Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
October 12, 1999                          Kevin Anglemyer
                                          Chief Financial Officer


19