Form 10KSB
period 1999-12-31
TRI STATE 1ST BANK INC
filed 2000-03-29
CIK 1010398

SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549

                                     FORM 10 - KSB

             [ X ]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                         THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended December 31, 1999
                                          OR
             [   ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                       OF THE SECURITIES EXCHANGE ACT OF 1934

         For the transition period from                  to
                                        ----------------    ----------------

                       Commission File Number: 33-302132

                            TRI - STATE 1ST BANK, INC.
                            --------------------------
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

               Registrant's telephone number, including area code:
                                    (330)385-9200
                                    --------------

        Securities registered under Section 12(b) of the Exchange Act:
                                         None
                                         ----

        Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, no par value
                          ---------------------------
                                 (Title of Class)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S - B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this
Form 10 - KSB or any amendment to this Form 10 - KSB.        [   ]

Issuer's revenues for its most recent fiscal year $4.7 million.

The aggregate market value of the voting stock held by non - affiliates computed by reference to the averaged bid and ask price on March 15, 2000, was $9,579,600 (354,800 shares at $27 per share).

As of December 31, 1999, there were issued and outstanding 574,940 shares of the registrant's Common Stock.

                          DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 1999 are incorporated by reference into Parts I and II, and portions of the Proxy Statement for the annual shareholders meeting to be held on April 19, 2000 are incorporated by reference into Part III.

                            Tri-State 1st Bank, Inc.
                                  Form 10-KSB
                               Table of Contents


                                                                          Page
                                                                          Number
                                                                        --------
Part I

   Item 1.  Business                                                         3-9

   Item 2.  Properties                                                        9

   Item 3.  Legal Proceedings                                                 9

   Item 4.  Submission of Matters to a Vote of Security Holders               9

Part II

   Item 5.  Market for Common Equity and Related Stockholder Matters          9

   Item 6.  Management's Discussion and Analysis                               9

   Item 7.  Financial Statements                                              9

   Item 8.  Changes in and disagreements with Accountants on Accounting
                         and Financial Disclosure                            10

Part III

   Item 9.  Directors, Executive Officers, Promoters and Control Persons     10

   Item 10. Executive Compensation                                           10

   Item 11. Security Ownership of Certain Beneficial Owners and Management   10

   Item 12. Certain Relationships and Related Transactions                   10

   Item 13. Exhibits and Reports on Form 8-K                                 10

Signatures                                                                   11

                                         PART I
Item 1. Business

General

Certain information required by this section is presented on page 35 of the 1999 Annual Report and is incorporated herein by reference.

As of December 31, 1999, the Company had 46 full-time employees and 8 part-time employees. The Company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

Supervision and Regulation

The Company is subject to regulation under the Bank Holding Company Act of 1956 as amended, and as such is subject to regulation by the Federal Reserve Board ("FRB"). Bank holding companies are required to file with the FRB certain reports and other information regarding their business operations and those of its subsidiaries. A bank holding company and its subsidiaries are also subject to examination by the FRB.

On November 12, 1999 the Financial Services Modernization Act became law substantially changing the Bank Holding Company Act of 1956. The act permits subsidiaries of banks to engage in a broad range of financial activities that were not previously permitted. The law authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate's products, thus allowing such a company to offer its customers any financial product or service. In addition, the law greatly expands the number of permissible holding company activities to include numerous financial activities that were not previously permitted. The law also permits operating subsidiaries of national banks to sell any financial product without geographic limitation.

Under the Riegle - Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Law"), various federal banking laws were amended to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law allowed, effective September 29, 1995, the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions will be allowed effective June 1, 1997; however, states may "opt out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions. States may, in the alternative, enact legislation to allow interstate merger and purchase and assumption transactions prior to June 1, 1997.

Deposits maintained with the Bank are insured up to regulatory limits by the FDIC, and accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 ("The FDIC Improvement Act") covers a wide expanse of Banking regulatory issues including the capitalization of the BIF, deposit insurance reform, requiring the FDIC to establish a risk - based premium assessment system and a number of other regulatory and supervisory matters.

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

Competition and Market area

Business is conducted through six full-service banking offices located in the Upper Ohio Valley area which constitutes the tri-state region of Columbiana County, Ohio, Hancock County, West Virginia and Beaver County, Pennsylvania. The Upper Ohio Valley has long been an important industrial community of the United States. The Company is not dependent upon any single industry or business for its banking opportunities.

The Company functions in a highly competitive environment. In addition to other commercial banks, savings and loans, and savings banks, the Company must also contend with other providers of financial services including finance
companies, credit unions and insurance companies.   Despite having access to
less resources and smaller lending limits, the Bank remains competitive in its service area with respect to interest rates and fees charged on loans, interest rates paid on time and savings deposits, and service charges on deposit accounts. The deposit base of the Bank is relatively stable whereby seasonal fluctuations in the amount of deposits have not been experienced.
All of the Bank's deposits emanate from inside the United States.

Statistical Disclosures by Bank Holding Companies

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

Information required by this section is presented on pages 40 through 41 of the 1999 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A.  Book Value of Investment Portfolio

The required information is presented under Part II, Item 8. - Financial Statements

B.  Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 1999, and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields weighted for the scheduled maturity of each investment.

                                                1 Year       5 Years
                                   Within 1     Through      Through      Over 10
                                     Year       5 Years      10 Years       Years        Total
                                                        (Dollars in thousands)
                                   ---------    ---------    ---------    --------     ----------
U. S. Treasury securities
  and other U.S. Government
  agencies and corporations        $   2,400    $   8,501    $   1,151    $     -      $   12,052
Obligations of states and
    political subdivisions               258        2,991        7,386          70         10,705
Mortgage - backed securities              -           109          199          96            404
Equity securities                                                   -          276            276
                                   ---------    ---------    ---------    --------     ----------
                                   $   2,658    $  11,601    $   8,736    $    442     $   23,437
                                   =========    =========    =========    ========     ==========
U. S. Treasury securities
  and other U.S. Government
  agencies and corporations             5.01 %       5.94 %       6.66 %        - %
Obligations of states and
    political subdivisions              7.29         9.10         7.50        6.52
Mortgage - backed securities              -          6.49         6.23        6.78
Equity securities                                                   -         6.55
                                       -------      -------      -------     -------
                                        5.23 %       6.76 %       7.36 %      6.67 %
                                       =======      =======      =======     =======

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C.  Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the Company's shareholders' equity at December 31, 1999.

III.  Loan Portfolio

A.  Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                                                  At December 31,
                                                 ---------------------------------------------------
                                                          1999                         1998
                                                 ----------------------       ----------------------
                                                  Amount       Percent         Amount       Percent
                                                 --------      --------       --------      --------
                                                               (Dollars in Thousands)
Real Estate Loans:
    Construction                                 $    612        1.88 %       $     -           -  %
     1 - 4 Family                                  16,262       49.84           13,559       46.80
    Commercial                                      4,031       12.36            6,772       23.37
Commercial Loans                                    6,938       21.27            4,444       15.34
Consumer Loans                                      4,783       14.65            4,199       14.49
                                                 --------      --------       --------      --------

      Total                                        32,626      100.00 %         28,974      100.00 %
                                                               ========                     ========
Less:
    Deferred loan origination fees and costs           40                           35
    Allowance for possible loan losses                375                          340
                                                 --------                     --------
      Net loans                                  $ 32,211                     $ 28,599
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

B.  Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 1999, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                       Maturing
                                            ---------------------------------
                                                       One Year
                                             Within     Through      After
                                             1 Year    Five Years  Five Years    Total
                                            --------    --------    --------    --------
                                                      (Dollars in Thousands)
Commercial and agricultural                 $  1,572    $  2,501    $  2,865    $  6,938
Real estate - construction                       612          -           -          612
                                            --------    --------    --------    --------
      Total                                 $  2,184    $  2,501    $  2,865    $  7,550
                                            ========    ========    ========    ========

Sensitivity of loans to interest rates:
  Predetermined interest rates                          $  1,725    $    698
  Floating interest rates                                    776       2,167
                                                        --------    --------
      Total                                             $  2,501    $  2,865
                                                        ========    ========

C.  Risk Elements

Certain information required by this section is presented on pages 9, 22 and 35 through 41 of the 1999 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non - performing assets:

                                                                At December 31,
                                                             -------------------
                                                               1999      1998
                                                             --------   --------
                                                          (Dollars in Thousands)
Loans past due 90 days or more and still accruing interest     $  149     $  179
Nonaccrual loans                                                  127          -
Impaired loans                                                      -          -
                                                             --------   --------
Total non - performing loans                                      276        179
Other real estate owned                                            21          -
                                                             --------   --------

Total non - performing assets                                  $  297     $  179
                                                             ========   ========

Non-performing loans as a percentage of total loans            0.85 %     0.62 %

Non-performing assets as a percentage of total assets          0.47 %     0.31 %

Allowance for loan losses as a percentage on non-performing
   assets                                                     126.3 %    189.9 %

Non - performing assets include non - performing loans and other real estate owned. The Bank's non-performing assets, do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Impaired loans are commercial and commercial real estate loans for which it is probable that the Bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their agreements is dependent upon the economic stability of the tri - state area. At December 31, 1999, the Corporation did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2000 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV.  Summary of Loan Loss Experience

A.  Analysis of Loan Loss Experience

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                               At December 31,
                                                             -------------------
                                                               1999      1998
                                                             --------   --------
                                                          (Dollars in Thousands)
Balance, January 1                                             $  340     $  309
Charge - offs:
   Commercial and agricultural                                      -          -
   Real estate mortgages                                            7          5
   Consumer                                                        51         33
                                                             --------   --------
Total charge - offs                                                58         38
                                                             --------   --------

Loan recoveries:
   Commercial and agricultural                                      -          -
   Real estate mortgages                                            9          -
   Consumer                                                         5         15
                                                             --------   --------
Total loan recoveries                                              14         15
                                                             --------   --------
Net charge - offs                                                  44         23
                                                             --------   --------

Provision charged to operations                                    79         54
                                                             --------   --------

Balance, December 31                                           $  375     $  340
                                                             ========   ========

Net charge - offs as a percent of average loans                0.15 %     0.08 %

The Bank believes that the allowance for loan losses at December 31, 1999 is adequate to cover losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 1999.

B.  Allocation of the Allowance for Possible Loan Losses

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

                                       At December 31,
                         -------------------------------------------
                               1999                    1998
                         --------------------   --------------------
                                   % of Loans             % of Loans
                                    to Total               to Total
                         Amount      Loans      Amount      Loans
                         ------     --------    ------     --------
                                    (Dollars in Thousands)
Real Estate Loans:
    Construction         $    6       1.88 %    $   -          -  %
     1 - 4 Family            70      49.84          85      46.80
    Commercial               50      12.36          44      23.37
Commercial Loans             42      21.27          36      15.34
Consumer Loans              113      14.65          90      14.49
                                    --------               --------
Unallocated                  94                     85
                         ------                 ------
      Total              $  375     100.00 %    $  340     100.00 %
                         ======     ========    ======     ========
The allocation of the allowance for possible loan losses is predicated upon periodic review and evaluation of individual loans, past loss experience, risk elements associated with particular loan categories, and the impact of the economic environment. The allowance for loan losses is available to absorb credit losses arising from individual or portfolio segments. When losses on specific loans are identified, the portion deemed uncollectable is charged off.

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

V.  Deposits

A.  Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

                                          Year Ended December 31,
                                        ---------------------------
                                           1999             1998
           Amount
----------------------------            ----------       ----------
                                            (Dollars in thousands)
Noninterest - bearing demand            $    7,848       $    7,155
Interest - bearing demand                   12,368           10,418
Savings                                     10,811            9,810
Money market                                 4,796            4,918
Time                                        18,063           15,766
                                        ----------       ----------
      Total                             $   53,886       $   48,067
                                        ==========       ==========
             Rate
----------------------------
Noninterest - bearing demand                    -  %             -  %
Interest - bearing demand                     2.25             2.25
Savings deposits                              2.50             2.50
Money market                                  2.75             2.75
Time deposits                                 5.02             5.29

The following table sets forth the remaining maturity of time certificates of deposit in denominations of $100,000 or more.
                                  December 31,
                                      1999
                                 --------------
                                 (In thousands)
3 months or less                    $ 3,822
Over 3 months through 6 months          705
Over 6 months through 12 months         926
Over 12 months                          424
                                    -------
      Total                          $5,877

                                    =======
VI.  Return on Equity

The required information is incorporated by reference to page 9 of the 1999 Annual Report.

VII. Short - Term Borrowings

The required information is presented under Part II, Item 8. - Financial Statements.

Item 2.  Properties

The following are the principal locations of operations of the Company and
Bank:

                                   Own or            Term of
Description                         Rent              Lease
-----------                      ----------        -----------

Executive offices of the
Company and Bank and
main branch
16924 St. Clair Avenue
East Liverpool, OH 43920            Own                N/A

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432                    Own                N/A

Branch office                                          Lease
15703 St Rt 170                                     expiration:
Calcutta, OH 43920                  Rent              12/1/01

Branch office                                          Lease
Walmart Store                                       expiration:
Calcutta, OH 43920                  Rent               5/17/02


Branch office
1200 North Chestnut Street
New Cumberland, WV 26047            Own                 N/A

Branch office
627 Midland Avenue                  Own                 N/A
Midland, PA 15059

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

No matters were submitted to a vote of security holders during the fourth quarter of 1999.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

The required information is incorporated by reference to page 10 of the 1999 Annual Report.

Item 6.  Management's Discussion and Analysis

The required information is incorporated by reference to pages 35 through 41 of the 1999 Annual Report.

Item 7.  Financial Statements.

The required information is incorporated by reference to pages 11 through 34 of the 1999 Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The required information is incorporated by reference to pages 4 through 7 of the proxy statement.

Item 10.  Executive Compensation

The required information is incorporated by reference to pages 7 and 8 of the proxy statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.

The required information is incorporated by reference to pages 9 through 12 of the proxy statement.

Item 12.  Certain Relationships and Related Transactions.

The required information is incorporated by reference to pages 12 and 13 of the proxy statement.

Item 13.   Exhibits and Reports on Form 8 - K.

The following documents are filed as part of this report, except as may be indicated:

(1)  Financial Statements:

The following Consolidated Financial Statements of Tri - State 1st Bank, Inc. together with the Report of Independent Auditors dated January 7, 2000, are included in the 1999 Annual Report of the registrant which is referenced in
Part II, Item 7 - Financial Statements and are incorporated herein:
                                                              Page Reference
                                                              --------------
Report of Independent Auditors                                      11
Consolidated Balance Sheet, December 31, 1999 and 1998              12
Consolidated Statement of Income for the years ended
      December 31, 1999 and 1998                                    13
Consolidated Statement of Stockholders' Equity for the
      years ended December 31, 1999 and 1998                        14
Consolidated Statement of Cash Flows for the years ended
      December 31, 1999 and 1998                                    15
Notes to Consolidated Financial Statements                        16-34

(2)  Exhibits:

Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S - B.

(3.1) Articles of Incorporation of the registrant are incorporated herein by reference to the registrant's Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

 (3.2) By - laws of the registrant are incorporated by reference to the registrant's Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(10.1) Stock Option Plan filed with the Securities and Exchange Commission on November 30, 1999.

(13)     Annual Report to Security Holders for the year ended
         December 31, 1999, filed herewith as exhibit 13.

(21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(27) Financial Data Schedule for the year ended December 31, 1999, filed herewith as exhibit 27.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                       Tri - State 1st Bank, Inc.

Date:  March 15, 2000
                                       /s/ Charles B. Lang
                                       ---------------------------------------
                                       Charles B. Lang
                                       President
                                       (Principal Executive Officer)

Date:  March 15, 2000
                                       /s/ Kevin Anglemyer
                                       ---------------------------------------
                                       Kevin Anglemyer
                                       Chief Financial Officer
                                       (Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.


Name                              Title                             Date
-------------------------       ---------                      --------------

/s/ Charles B. Lang             President                      March 15, 2000
-------------------------
Charles B. Lang

/s/ Keith R. Clutter            Secretary                      March 15, 2000
-------------------------
Keith R. Clutter

/s/ William E. Blair            Director                       March 15, 2000
-------------------------
William E. Blair

/s/ Stephen W. Cooper           Director                       March 15, 2000
-------------------------
Stephen W. Cooper

/s/ G. Allen Dickey             Director                       March 15, 2000
-------------------------
G. Allen Dickey

/s/ Marvin H. Feldman           Director                       March 15, 2000
-------------------------
Marvin H. Feldman

/s/ R. Lynn Leggett             Director                       March 15, 2000
-------------------------
R. Lynn Leggett

/s/ John P. Scotford, Sr.       Director                       March 15, 2000
-------------------------
John P. Scotford, Sr.

/s/ John C. Thompson            Director                       March 15, 2000
-------------------------
John C. Thompson