Form 10QSB
period 2000-03-31
TRI STATE 1ST BANK INC
filed 2000-05-11
CIK 1010398

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB


     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended March 31, 2000


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


As of May 5, 2000 there were 667,313 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes        No   X
                                                    -----      -----

                        TRI-STATE, 1ST BANK, INC.
                INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                 Page
                                                               Reference
                                                             -------------

Part I - Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet                                 3

              Consolidated Statement of Income                           4

              Consolidated Statement of Changes in Stockholders'
              Equity                                                     5

              Consolidated Statement of Cash Flows                       6

              Notes to Consolidated Financial Statements               7-8


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     9-14


Part II   Other Information                                             15


Signatures                                                              16

                         TRI-STATE 1ST BANK, INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                                   March 31,     December 31,
                                                     2000            1999
                                                   ----------    ----------
                                                      (In thousands)


ASSETS
Cash and due from banks                            $    5,149    $    5,167
Interest-bearing deposits with other banks                 63            81
Federal funds sold                                      4,950           100
Investment securities available for sale               20,584        21,002
Investment securities held to maturity
 (market value of $1,863 and $1,891)                    1,870         1,884
Loans                                                  34,392        32,586
Less allowance for loan losses                            371           375
                                                   ----------    ----------
   Net Loans                                           34,021        32,211

Premises and equipment                                  2,176         2,099
Accrued interest and other assets                       1,070           912
                                                   ----------    ----------

     TOTAL ASSETS                                  $   69,883    $   63,456
                                                   ==========    ==========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $    9,134    $    7,802
   Interest - bearing demand                           14,473        12,163
   Money market                                         4,348         4,637
   Savings                                             11,121        10,490
   Time                                                18,855        18,585
                                                   ----------    ----------
     Total deposits                                    57,931        53,677

Short-term borrowings                                   4,133         4,489
Accrued interest and other liabilities                    240           172
                                                   ----------    ----------
     TOTAL LIABILITIES                                 62,304        58,338
                                                   ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 665,288 and 574,940 issued
    and outstanding                                     6,516         4,085
Retained earnings                                       1,550         1,397
Accumulated other comprehensive loss                     (487)         (364)
                                                   ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                         7,579         5,118
                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   69,883    $   63,456
                                                   ==========    ==========


See accompanying unaudited notes to the consolidated financial statements.

                       TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)


                                                     Three Months Ended
                                                         March 31,
                                                  -----------------------
                                                     2000          1999
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $     792     $     667
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     40            43
  Investment securities:
     Taxable                                            195           177
     Exempt from federal income tax                     128           109
                                                  ---------     ---------
          Total interest income                       1,156           997
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              424           387
  Short-term borrowings                                  49            20
                                                  ---------     ---------
          Total interest expense                        473           407
                                                  ---------     ---------

NET INTEREST INCOME                                     683           590

Provision for loan losses                                22            15
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           661           575
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      111            78
  Other                                                  48            52
                                                  ---------     ---------
          Total noninterest income                      159           130
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                        311           269
  Occupancy                                              67            64
  Furniture and equipment                                45            42
  Other                                                 235           170
                                                  ---------     ---------
          Total noninterest expense                     658           545
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              162           160
Income taxes                                              9            23
                                                  ---------     ---------

NET INCOME                                        $     153     $     137
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.24     $    0.24
     Diluted                                           0.24          0.24



See accompanying unaudited notes to the consolidated financial statements.

                                     TRI-STATE 1ST BANK, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)

                                                               Accumulated
                                                                 Other
                                   Common        Retained     Comprehensive
                                   Stock         Earnings        (Loss)          Total
                                ----------      ----------    -------------    ----------

                                                  (In thousands)



Balance, December 31, 1999      $    4,085     $   1,397     $      (364)       $   5,118

Comprehensive Income:
Net income                                           153                              153
Net unrealized loss on
 securities, net of taxes                                           (123)            (123)
                                                                               ----------
Total comprehensive income                                                             30
Common stock issued, net of
 issuance costs                      2,431                                          2,431
                                 ---------     ----------     ----------       ----------
Balance, March 31, 2000         $    6,516     $    1,550     $     (487)       $   7,579
                                 =========     ==========     ==========       ==========


See accompanying unaudited notes to the consolidated financial statements.

                         TRI-STATE 1ST BANK, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                           Three Months Ended
                                                               March 31,
                                                       ----------------------
                                                          2000          1999
                                                       ---------    ---------
                                                           (In thousands)

OPERATING ACTIVITIES
   Net income                                          $     153    $     137
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                22           15
     Depreciation, amortization, and accretion, net           60           47
     Increase in accrued interest receivable                 (41)         (55)
     Increase in accrued interest payable                     59           58
     Other, net                                              (46)        (122)
                                                       ---------    ---------
         Net cash provided by operating activities           207           80
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               1,232        1,500
     Purchases                                            (1,003)      (1,729)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                  14           11
   Net increase in loans                                  (1,844)         (53)
   Purchases of premises and equipment                      (122)        (144)
                                                       ---------    ---------
         Net cash used for investing activities           (1,723)        (415)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                4,255        3,565
   Increase (decrease) in short term borrowings             (356)         766
   Principal payments on other borrowings                      -          (28)
   Common Stock issued                                     2,431            -
   Stock options exercised                                     -           27
                                                       ---------    ---------
         Net cash provided by financing activities         6,330        4,330
                                                       ---------    ---------

         Increase in cash and cash equivalents             4,814        3,995

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,348        5,499
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  10,162    $   9,494
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

Nature of Operations
--------------------

Tri-State 1st Bank, Inc. is the parent company of 1st National Community Bank and Gateminder Corporation. The Company was formed as an Ohio corporation on April 24, 1996 and owns and controls all of the capital stock of the Bank, a national banking association and Gateminder Corporation, an Ohio corporation. The Company is a bank holding company engaging in bank related activities. The Company's primary regulator is the Board of Governors of the Federal Reserve System.

The Bank was chartered as a national banking association in September 1987, headquartered near East Liverpool, Ohio. Business is conducted through its six full service offices located throughout the tri-state area of Columbiana County, Ohio, Hancock County, West Virginia and Beaver County, Pennsylvania. The Bank operates as a full service community bank, offering a variety of financial services to meet the needs of its market area. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The Bank's deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

Gateminder Corporation was incorporated in April 14, 1999 under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. Headquartered in East Liverpool, Ohio, Gateminder was established by the Company to provide non-bank activities for Automated Teller Machines ("ATM"). The non-bank subsidiary sells ATM machines to businesses and merchants that operate ATMs at their place of business and provides the means for processing the ATM transactions that are generated at the merchants ATM Machine.

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

Common Stock Offering
---------------------

On September 23, 1999, the Board of Directors approved the offering of the Company's common stock to existing shareholders and the public. The offering, which received approval by the Securities and Exchange Commission and began on December 14, 1999 was completed on February 14, 2000. A total of 97,504 shares were issued at a price of $27 per share. Net proceeds from stock issued amounted to $2,572,000.

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

Earnings Per Share
------------------

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share: therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                                    Three Months Ended
                                                         March 31,
                                                      2000        1999
                                                   ---------    ---------
Weighted-average common shares used
 to calculate basic earnings per share               643,305      565,174

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                             8,095       11,541
                                                   ---------    ---------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share                651,400      576,715
                                                   =========    =========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
                                                     Three Months Ended
                                                           March 31,
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------
Cash paid during the period for:
   Interest                                            $414         $349
   Income taxes                                          -            -

                          TRI-STATE 1ST BANK, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Bank were $69,883,000 at March 31, 2000, an increase of $6,427,000 or 10.1% over total assets at December 31, 1999. The increase in total assets for the first three months of 2000 was driven by the Company's deposit growth, which increased by $4,254,000 or 7.9% during the same period. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $61,859,000 at March 31, 2000 and represented an increase of $6,206,000 or 11.2% over total earning assets at December 31, 1999.

Total liabilities at March 31, 2000 were $62,304,000, an increase of $3,966,000 or 6.8%. Contributing to this increase was the increase in deposits and other liabilities offset by a decrease in short-term borrowings.

Total stockholders' equity equaled $7,579,000 at March 31, 2000, representing an increase of $2,461,000 or 48.1% from total equity at December 31, 1999.
On December 14, 1999 the Company commenced a stock offering to the Shareholders of the company and the public. The offering was completed in February 2000 and resulted in an additional $2.4 million in new capital during the quarter, net of issuance costs. Also contributing to the strong increase in total equity during the quarter was net income earned of $153,000. Decreasing total equity during the same period was a $123,000 decrease in other comprehensive income relating to a net unrealized loss on the company's investment securities available for sale portfolio.

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

Federal funds sold at March 31, 2000 totaled $4,950,000 up $4,850,000 from year-end 1999. On an average basis, federal funds sold were $2.6 million for the first three months of 2000. Management has generally attempted to have available between $2 million and $4 million in federal funds sold in order to meet the liquidity needs and loan demand of bank customers. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $20,584,000 at March 31, 2000 compared to $21,002,000 at December 31, 1999, a decrease of $418,000 or 2.0%. Management's overall investment strategy is to invest funds in the investment portfolio methodically in order to employ funds not required for loan demand in a manner which will provide safety, liquidity and improved earnings potential. Total purchases during the first three months of 2000 totaled $1.0 million, offset by regular pay-downs, calls and maturities of $1.2 million. Market value of the portfolio during this period decreased by $186,000 when compared to year-end 1999.

Investment securities held to maturity decreased $14,000 in the first three months of 2000 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans
-----

Loans receivable at March 31, 2000 were $34,392,000 up $1,806,000 or 5.5%
from year-end 1999. Loan originations for the first three months of 2000 exceeded originations from the same prior year period. Demand for commercial and residential real-estate loans was strong during the period as commercial type loans increased $1.8 million or 26.5% and residential real-estate loans increased $248 million or 1.5%. Commercial real-estate loans as well as consumer loans decreased during the period.

The following table illustrates the loan composition at March 31, 2000 and December 31, 1999.

                                          March 31,    December 31,
                                            2000           1999
                                          --------      --------
                                               (In thousands)
Commercial and agricultural               $  8,781      $  6,942
Real estate mortgages:
   Construction                                613           612
   Residential                              16,430        16,182
   Commercial                                3,822         4,031
Consumer                                     4,746         4,819
                                          --------      --------
                                            34,392        32,586
Less allowance for loan losses                 371           375
                                          --------      --------
Net loans                                 $ 34,021      $ 32,211
                                          ========      ========

Allowance for Loan Losses
-------------------------

The Company's allowance for loan losses was $371,000 at March 31, 2000 compared to $375,000 at December 31, 1999. This represents a $4,000 or 1.1% decrease over December 31, 1999. During the quarter, the loan loss provision charged to operations totaled $22,000 while net charge-offs reached $26,000. The charge-offs for the period related mostly to various consumer-type installment loans.


The following table illustrates the activity in the allowance for loan losses:



                                                     Three Months Ended
                                                          March 31,
                                                      2000         1999
                                                   ---------    ---------
                                                        (In thousands)


Balance, beginning of period                       $     375    $     340
Charge-offs:
  Real estate loans                                        -            -
  Installment loans                                       31           15
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total charge-offs                                    31           15
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        -            -
  Installment loans                                        5            2
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total recoveries                                      5            2
                                                   ---------    ---------
Net charge-offs                                           26           13
                                                   ---------    ---------
Provision charged to operations                           22           15
                                                   ---------    ---------
Balance, end of period                             $     371    $     342
                                                   =========    =========

-------------------------------------

The Company believes that the allowance for loan losses at March 31, 2000 of $371,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2000.


Non-Performing Assets
---------------------

On March 31, 2000, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $203,000, a decrease of $73,000 or 26.4% from December 31, 1999. This decrease was mostly a result of a decrease in non-accrual loans offset by an increase in loans past due 90 days or more. The balance of non-accrual loans at March 31, 2000 and December 31, 1999 represent a single commercial real-estate loan that was placed on non-accrual status in the fourth quarter of 1999. Proceeds approximating 75% of the loan balance have since been received and non-foreclosure liquidation actions against the borrower are persisting.

The following presents the non-performing assets at March 31, 2000, and December 31, 1999.

                                                   March 31,  December 31,
                                                     2000         1999
                                                  ----------  ----------
                                                      (In thousands)


Non-accrual loans                                 $       30   $     127

Loans past due 90 days or more                           173         149

Restructured loans                                        -           -
                                                  ----------  ----------
 Total non-performing loans                              203         276

Other real estate owned                                   21          21
                                                  ----------  ----------

Total non-performing assets                       $      224  $      297
                                                  ==========  ==========
Non-performing loans as a percentage
 of total loans                                        0.59%       0.85%

Non-performing assets as a percentage
 of total assets                                       0.32%       0.47%

Allowance for loan losses as a percentage
 of non-performing assets                             165.6%      126.3%

Deposits
--------

Deposits continue to be 1st National Community Bank's primary source for funding its earning assets. The Bank offers a wide variety of products designed to attract and retain customers. Total deposits increased $4,254,000 or 7.9% when compared to total deposits at December 31, 1999. Although increases were experienced in almost all of the Bank's deposit types, a significant portion of the growth occurred in demand accounts, which increased $3,642,000 or 18.2%. Savings increased $631,000 or 6.0%, time deposit accounts were up by $270,000 or 1.5%, while money market accounts decreased $289,000 of 6.2%. The deposit growth for the period is due to expansions of the Bank's branch networks as well as an ongoing commitment of the Bank to provide exceptional deposit services at a competitive rate.

Borrowings
----------

The Company from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. These funding sources include securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati. At March 31, 2000 total borrowings consisted solely of securities sold under repurchase agreements. Advances with the Federal Home Loan Bank, which totaled $2,000,000, were paid down during the first three months of 2000. Securities sold under repurchase agreements, which are agreements with "in-market" customers of the bank and are collateralized by various bank owned investment securities which upon maturity, returned back to the bank increased by $1,844,000 or 80.6%.


RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2000 AND 1999


Summary of Earnings
-------------------

Net income for the first quarter of 2000 was $153,000. This compares to net income of $137,000 for the same period in 1999. The increase in net income for the period was a result of increases in net interest income and noninterest income offset by increases in noninterest expense and provision for loan losses. On a per share basis, net income for 2000 was the same as 1999 at $0.24 for both basic and diluted shares. Average shares outstanding were 643,305 at March 31, 2000 compared to 565,174 at March 31, 1999. The increase in average shares outstanding was a result of the company issuing additional shares during the first quarter of 2000.

Interest Income
---------------

Interest income on loans increased $125,000 or 18.8% for the three months ended March 31, 2000 compared to the same prior year period. Average loans for the period grew by $4.6 million or 15.8% offset by an 8 basis point decrease on the yield earned.

Interest income on federal funds sold decreased $3,000 or 7.0% during the first quarter of 2000 when compared to the first quarter of 1999. This decrease was a result of a $802,000 or 23.4% decrease in the average balance outstanding during the 2000 period offset by a 114 basis point increase in the yield earned.

Interest income earned on investment securities increased during the first quarter of 2000 by $37,000 or 12.9% from the same prior year period. This increase was a result of an increase of $1.8 million or 7.5% in the average balance outstanding as well as a 19 basis point increase in the yield earned on the investment portfolio.

Interest Expense
----------------

Interest expense on deposits increased $37,000 or 9.6% during the first quarter of 2000 when compared to the same prior year period. Average deposits for the quarter grew by $4.6 million or 9.8% while the rate paid on these funds remained at the same prior years rate paid.

Interest expense on short-term borrowings increased $29,000 or 145.0% during the first quarter of 2000. This significant increase was due to an increase of $1.0 or 25.8% in the average balance of short-term borrowings outstanding, as well as an increase of 88 basis points in the rate paid on these funds.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2000 totaled $683,000, an increase of $93,000, or 15.8%, over the same prior year period. The increase in net interest income was the result of an increase in the Bank's average earning assets offset by lesser increases in the average balance and cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the first quarter of 2000 was $22,000, an increase of $7,000 or 46.7% from the prior year period. The amount of the provision for both periods was based on such factors as the credit risks inherent in the loan portfolio, increase in the balance of the loan portfolio outstanding and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $29,000 or 22.3% in the first quarter of 2000 compared to the same prior year period. Other income decreased by $4,000 or 7.7% and related primarily to a decrease in insurance premium refunds received in 1999 and 2000. Service fees on deposit accounts increased by $33,000 or 42.3% due to increases in the number of deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $42,000 or 15.6% in the first quarter of 2000. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended March 31, 2000, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 18.2% from March 31, 1999 to March 31, 2000 as a result of increased staffing level needs.

Net occupancy expense increased slightly in the first quarter of 2000. The modest increase was attributable to increases in overall general occupancy costs.

Furniture and equipment expense increased $3,000 or 7.1% during the first quarter and was attributable to an increase in depreciation expenses.

Other expenses increased $65,000 or 38.4% during the first three months of 2000 as compared to the same period in 1999. Increases in other expenses during this period included: (1) a $15,000 increase in stationery, postage and telephone costs, (2) $3,000 start-up costs associated with the Bank's new credit card program to be implemented in the second quarter of 2000, (3) audit and exam fee increases of $10,000, (4) increases of loan repossession costs of $2,500, (5) a $2,000 increase in employee training costs and (6) $13,000 in residual organizational start-up costs.

The provision for income tax was $9,000 in the first quarter of 2000 compared to $23,000 in the same prior year period. This represents a decrease of $14,000 or 60.9% and is due to an increase in tax-exempt interest income offset by a slight increase in pre-tax income.

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

Capital Requirements
--------------------

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act ("FDICIA") established five capital categories ranging from "well capitalized" to "critically undercapitalized." Should any institution fail to meet the requirements to be considered "adequately capitalized," respectively, it would become subject to a series of increasingly restrictive regulatory actions.

As of March 31, 2000 and December 31, 1999, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the Company's capital position and minimum requirements:
                                      March 31, 2000       December 31, 1999
                                      --------------       -----------------
                                      Amount   Ratio        Amount    Ratio
                                      ------   -----        ------    -----
                                             (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------

Actual                                $ 8,345  22.78%       $ 5,761   17.10%
For Capital Adequacy Purposes           2,930   8.00          2,695    8.00
To Be Well Capitalized                  3,663  10.00          3,369   10.00

Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------

Actual                                $ 7,974  21.77%       $ 5,386   15.99%
For Capital Adequacy Purposes           1,465   4.00          1,348    4.00
To Be Well Capitalized                  2,197   6.00          2,021    6.00

Tier 1 Capital
  (to Average Assets)
--------------------

Actual                                $ 7,974  11.96%       $ 5,386    8.46%
For Capital Adequacy Purposes           2,666   4.00          2,546    4.00
To Be Well Capitalized                  3,332   5.00          3,183    5.00

                        TRI-STATE 1ST BANK, INC.
                              FORM 10-QSB


OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in securities

           None

Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           None


Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  (27) Financial Data Schedule, filed herewith
                  (99) Independent Accountant's Report

           (b)    Reports on Form 8-K
                  None

SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
May 5, 2000                               Charles B. Lang
                                          President and Chief Executive
                                          Officer

Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
May 5, 2000                               Kevin Anglemyer
                                          Chief Financial Officer


16