Form 10QSB
period 2000-06-30
TRI STATE 1ST BANK INC
filed 2000-08-14
CIK 1010398

SECURITIES AND EXCHANGE COMMISSION
                           Washington, D.C.  20549


                                FORM 10-QSB


     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended June 30, 2000


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


As of August 10, 2000 there were 667,313 shares outstanding of the issuer's class of common stock.

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

                         TRI-STATE 1ST BANK, INC.
                       CONSOLIDATED BALANCE SHEET
                              (Unaudited)



                                                   June 30,     December 31,
                                                     2000            1999
                                                   ----------    ----------
                                                      (In thousands)


ASSETS
Cash and due from banks                            $    6,884    $    5,167
Interest-bearing deposits with other banks                 63            81
Federal funds sold                                      4,025           100
Investment securities available for sale               21,720        21,002
Investment securities held to maturity
 (market value of $1,855 and $1,891)                    1,858         1,884
Loans                                                  36,938        32,586
Less allowance for loan losses                            416           375
                                                   ----------    ----------
   Net Loans                                           36,522        32,211

Premises and equipment                                  2,135         2,099
Accrued interest and other assets                       1,031           912
                                                   ----------    ----------

     TOTAL ASSETS                                  $   74,238    $   63,456
                                                   ==========    ==========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $    9,825    $    7,802
   Interest - bearing demand                           16,555        12,163
   Money market                                         4,194         4,637
   Savings                                             11,274        10,490
   Time                                                18,972        18,585
                                                   ----------    ----------
     Total deposits                                    60,820        53,677

Short-term borrowings                                   5,387         4,489
Accrued interest and other liabilities                    266           172
                                                   ----------    ----------
     TOTAL LIABILITIES                                 66,473        58,338
                                                   ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 667,313 and 574,940 issued
    and outstanding                                     6,571         4,085
Retained earnings                                       1,657         1,397
Accumulated other comprehensive loss                     (463)         (364)
                                                   ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                         7,765         5,118
                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   74,238    $   63,456
                                                   ==========    ==========


See accompanying unaudited notes to the consolidated financial statements.

                       TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)


                                                     Three Months Ended
                                                         June 30,
                                                  -----------------------
                                                     2000          1999
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $     833     $     695
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     83            55
  Investment securities:
     Taxable                                            205           179
     Exempt from federal income tax                     128           114
                                                  ---------     ---------
          Total interest income                       1,250         1,044
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              432           408
  Short-term borrowings                                  59            23
                                                  ---------     ---------
          Total interest expense                        491           431
                                                  ---------     ---------

NET INTEREST INCOME                                     759           613

Provision for loan losses                                30            19
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           729           594
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      117            84
  Other                                                  53            41
                                                  ---------     ---------
          Total noninterest income                      170           125
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                        321           270
  Occupancy                                              73            63
  Furniture and equipment                                44            45
  Other                                                 215           180
                                                  ---------     ---------
          Total noninterest expense                     653           558
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              246           161
Income taxes                                             46            14
                                                  ---------     ---------

NET INCOME                                        $     200     $     147
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.30     $    0.26
     Diluted                                           0.30          0.25



See accompanying unaudited notes to the consolidated financial statements.

                     TRI-STATE 1ST BANK, INC.
                 CONSOLIDATED STATEMENT OF INCOME
                          (Unaudited)

                                                     Six Months Ended
                                                         June 30,
                                                  -----------------------
                                                     2000          1999
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $   1,624     $   1,364
  Interest-bearing deposits with other banks              2             2
  Federal funds sold                                    123            98
  Investment securities:
     Taxable                                            400           356
     Exempt from federal income tax                     256           224
                                                  ---------     ---------
          Total interest income                       2,405         2,044
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              856           795
  Short-term borrowings                                 109            43
                                                  ---------     ---------
          Total interest expense                        965           838
                                                  ---------     ---------

NET INTEREST INCOME                                   1,440         1,206

Provision for loan losses                                52            34
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         1,388         1,172
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      229           162
  Other                                                 101            93
                                                  ---------     ---------
          Total noninterest income                      330           255
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                        632           539
  Occupancy                                             140           128
  Furniture and equipment                                89            87
  Other                                                 449           351
                                                  ---------     ---------
          Total noninterest expense                   1,310         1,105
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              408           322
Income taxes                                             55            38
                                                  ---------     ---------

NET INCOME                                        $     353     $     284
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.54     $    0.50
     Diluted                                           0.53          0.49


See accompanying unaudited notes to the consolidated financial statements.

                                     TRI-STATE 1ST BANK, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)

                                                               Accumulated
                                                                 Other
                                   Common        Retained     Comprehensive
                                   Stock         Earnings        Loss             Total
                                ----------      ----------    -------------    ----------

                                                  (In thousands)

Balance, December 31, 1999      $    4,085     $   1,397     $      (364)       $   5,118

Comprehensive Income:
Net income                                           353                              353
Net unrealized loss on
 securities, net of taxes                                            (99)             (99)
                                                                               ----------
Total comprehensive income                                                            254
Dividends declared at
  $0.14 per share                                    (93)                             (93)
Common stock issued, net of
 issuance costs                      2,486                                          2,486
                                 ---------     ----------     ----------       ----------
Balance, June 30, 2000         $     6,571     $   1,657     $      (463)       $   7,765
                                 =========     ==========     ==========       ==========


See accompanying unaudited notes to the consolidated financial statements.

                         TRI-STATE 1ST BANK, INC.
                  CONSOLIDATED STATEMENT OF CASH FLOWS
                                (Unaudited)


                                                           Six Months Ended
                                                               June 30,
                                                       ----------------------
                                                          2000          1999
                                                       ---------    ---------
                                                           (In thousands)

OPERATING ACTIVITIES
   Net income                                          $     353    $     284
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                52           34
     Depreciation, amortization, and accretion, net          121           84
     Increase in accrued interest receivable                 (83)         (26)
     Decrease in accrued interest payable                      -           (1)
     Other, net                                              108           (9)
                                                       ---------    ---------
         Net cash provided by operating activities           551          366
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               2,240        3,578
     Purchases                                            (3,114)      (4,680)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                  26           32
   Net increase in loans                                  (4,386)      (1,196)
   Purchases of premises and equipment                      (128)        (202)
                                                       ---------    ---------
         Net cash used for investing activities           (5,362)      (2,468)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                7,144        2,800
   Increase in short term borrowings                         898          842
   Principal payments on other borrowings                      -          (57)
   Common Stock issued                                     2,486           27
   Cash dividends paid                                       (93)         (68)
                                                       ---------    ---------
         Net cash provided by financing activities        10,435        3,544
                                                       ---------    ---------

         Increase in cash and cash equivalents             5,624        1,442

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,348        5,499
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $  10,972   $    6,941
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

Gateminder Corporation was incorporated on April 14, 1999 under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. Headquartered in East Liverpool, Ohio, Gateminder was established by the Company to provide non-bank activities for Automated Teller Machines ("ATM"). The non-bank subsidiary sells ATM machines to businesses and merchants that operate ATMs at their place of business and provides the means for processing the ATM transactions that are generated at the merchants ATM Machine.

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

Common Stock Offering
---------------------

On September 23, 1999, the Board of Directors approved the offering of the Company's common stock to existing shareholders and the public. The offering, which received approval by the Securities and Exchange Commission and began on December 14, 1999 was completed on February 14, 2000. A total of 99,729 shares were issued at a price of $27 per share. Net proceeds from stock issued amounted to $2,625,000.

Earnings Per Share
------------------

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share: therefore, net income as presented on the Consolidated Statement of Income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                           Three Months Ended      Six Months Ended
                                                June 30,              June 30,
                                            2000      1999         2000      1999
                                          --------  --------     -------   -------
Weighted-average common shares used
 to calculate basic earnings per share    667,247    566,534     655,276   565,858

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                 10,723      9,741       7,848     9,741
                                         --------  ---------     -------    ------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share     677,970    576,275     663,124   575,599
                                         ========   ========     =======   =======

Supplemental Disclosure of Cash Flow Information
------------------------------------------------
                                                      Six Months Ended
                                                           June 30,
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------
Cash paid (received) during the period for:
   Interest                                           $965         $839
   Income taxes                                        (25)          10

                          TRI-STATE 1ST BANK, INC.

                    MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                 FINANCIAL CONDITION AND RESULTS OF OPERATIONS

FINANCIAL CONDITION

Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Bank were $74,238,000 at June 30, 2000, an increase of $10,782,000 or 17.0% over total assets at December 31, 1999. The increase in total assets for the first six months of 2000 was driven by the Company's deposit growth for the period as well as a secondary stock offering which was completed in early 2000. Total deposits increased by $7,143,000 or 13.3% during the period and net proceeds from the stock offering totaled $2,486,000. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $64,604,000 at June 30, 2000 and represented an increase of $8,951,000 or 16.1% over total earning assets at December 31, 1999.

Total liabilities at June 30, 2000 were $66,473,000, an increase of $8,135,000 or 13.9%. Contributing to this increase was the increase in deposits and short-term borrowings.

Total stockholders' equity equaled $7,765,000 at June 30, 2000, representing an increase of $2,647,000 or 51.7% from total equity at December 31, 1999. On December 14, 1999 the Company commenced a stock offering to the Shareholders of the company and the public. The offering was completed in early 2000 resulting in an additional $2.5 million in new capital, net of issuance costs. Also contributing to the strong increase in total equity during the period was net income earned of $353,000, less cash dividends declared of $93,000.

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

Federal funds sold at June 30, 2000 totaled $4,025,000 up $3,925,000 from year-end 1999. On an average basis, federal funds sold were $3.9 million for the first six months of 2000. Management has generally attempted to have available between $2 million and $4 million in federal funds sold in order to meet the liquidity needs and loan demand of bank customers. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $21,720,000 at June 30, 2000 compared to $21,002,000 at December 31, 1999, an increase of $718,000 or 3.4%. Total purchases during the first six months of 2000 totaled $3.1 million, offset by regular pay-downs, calls and maturities of $2.2 million. Market value of the portfolio during this period decreased by $150,000 when compared to year-end 1999.

Investment securities held to maturity decreased $26,000 in the first six months of 2000 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans
-----

Loans receivable at June 30, 2000 were $36,938,000 up $4,352,000 or 13.4%
from year-end 1999. Loan originations for the first half of 2000 continued to be very strong and exceeded originations from the same prior year period. Demand for commercial loans and residential real-estate loans were strong during this period as commercial loans increased $4.2 million or 59.9% while residential real-estate loans increased $881,000 or 5.4%.

The following table illustrates the loan composition at June 30, 2000 and December 31, 1999.

                                          June 30,    December 31,
                                            2000           1999
                                          --------      --------
                                               (In thousands)
Commercial                                $ 11,098      $  6,942
Real estate mortgages:
   Construction                                100           612
   Residential                              17,063        16,182
   Commercial                                3,644         4,031
Consumer                                     5,033         4,819
                                          --------      --------
                                            36,938        32,586
Less allowance for loan losses                 416           375
                                          --------      --------
Net loans                                 $ 36,522      $ 32,211
                                          ========      ========

Allowance for Loan Losses
-------------------------

The Company's allowance for loan losses was $416,000 at June 30, 2000 compared to $375,000 at December 31, 1999. This represents a $41,000 or 10.9% increase over December 31, 1999. During the period, the loan loss provision charged to operations totaled $52,000 while net charge-offs totaled $11,000.

The following table illustrates the activity in the allowance for loan losses:

                                                       Six Months Ended
                                                          June 30,
                                                      2000         1999
                                                   ---------    ---------
                                                        (In thousands)


Balance, beginning of period                       $     375    $     340
Charge-offs:
  Real estate loans                                        -            -
  Installment loans                                       35           18
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total charge-offs                                    35           18
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        -            5
  Installment loans                                       24            4
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total recoveries                                     24            9
                                                   ---------    ---------
Net charge-offs                                           11            9
                                                   ---------    ---------
Provision charged to operations                           52           34
                                                   ---------    ---------
Balance, end of period                             $     416    $     365
                                                   =========    =========

-------------------------------------

The Company believes that the allowance for loan losses at June 30, 2000 of $416,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2000.


Non-Performing Assets
---------------------

On June 30, 2000, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $125,000, a decrease
of $151,000 from December 31, 1999.   This decrease was due to successful
collection efforts as well as paydowns on balances owed. The bank has no impaired loans at June 30, 2000. The balance of non-accrual loans at June 30, 2000 and December 31, 1999 represent a single commercial real-estate loan that was placed on non-accrual status in the fourth quarter of 1999. Proceeds approximating 75% of the loan balance have been recovered in 2000, however foreclosure procedures have taken place and liquidation plans are now being implemented to resolve the remaining balance outstanding. No losses are anticipated.

The following presents the non-performing assets at June 30, 2000, and December 31, 1999.

                                                   June 30,  December 31,
                                                     2000         1999
                                                  ----------  ----------
                                                      (In thousands)


Non-accrual loans                                 $       30   $     127

Loans past due 90 days or more                            95         149

Restructured loans                                        -           -
                                                  ----------  ----------
 Total non-performing loans                              125         276

Other real estate owned                                   21          21
                                                  ----------  ----------

Total non-performing assets                       $      146  $      297
                                                  ==========  ==========
Non-performing loans as a percentage
 of total loans                                        0.34%       0.85%

Non-performing assets as a percentage
 of total assets                                       0.20%       0.47%

Allowance for loan losses as a percentage
 of non-performing assets                             284.9%      126.3%

Deposits
--------

Deposits continue to be 1st National Community Bank's primary source for funding its earning assets. The Bank offers a wide variety of products designed to attract and retain customers. Total deposits increased $7,143,000 or 13.3% when compared to total deposits at December 31, 1999. Although increases were experienced in almost all of the Bank's deposit types, a significant portion of the growth occurred in demand accounts, which increased $6,415,000 or 32.1%. Savings increased $784,000 or 7.5%, time deposit accounts were up by $387,000 or 2.1%, while money market accounts decreased $443,000 of 9.6%. The deposit growth for the period is due to expansions of the Bank's branch networks as well as an ongoing commitment of the Bank to provide exceptional deposit services at a competitive rate.

Borrowings
----------

The Company from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. These funding sources include securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati. At June 30, 2000 total borrowings consisted solely of securities sold under repurchase agreements. Advances with the Federal Home Loan Bank, which totaled $2,000,000, were paid off upon maturing in the first quarter of 2000. Securities sold under repurchase agreements, which are agreements with customers of the bank and are collateralized by various bank owned investment securities which upon maturity, are returned back to the bank increased by $2,898,000 or 116.4%.


RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2000 AND 1999


Summary of Earnings
-------------------

Net income for the second quarter of 2000 was $200,000 or $0.30 per share for basic and diluted earnings per share. This compares to net income of $147,000 or $0.26 and $0.25 per basic and diluted share for the same period in 1999. The increase in net income for the period was a result of increases in net interest income and noninterest income offset by increases in noninterest expense and provision for loan losses. Average shares outstanding were 667,247 at June 30, 2000 compared to 566,534 at June 30, 1999. The increase in average shares outstanding was a result of the company issuing additional shares in 2000.

Interest Income
---------------

Interest income on loans increased $138,000 or 19.9% for the three months ended June 30, 2000 compared to the same prior year period. Average loans for the period grew by $6.1 million or 20.9% along with an increase in the yield earned on the portfolio.

Interest income on federal funds sold increased $28,000 or 51.0% during the second quarter of 2000 when compared to the second quarter of 1999. This increase was a result of a $413,000 or 8.6% increase in the average balance outstanding during the 2000 period as well as an increase in the rate earned.

Interest income earned on investment securities increased during the second quarter of 2000 by $40,000 or 13.7% from the same prior year period. This increase was a result of an increase of $2.1 million or 7.7% in the average balance outstanding as well as an increase in the yield earned on the investment portfolio.

Interest Expense
----------------

Interest expense on deposits increased only $24,000 or 5.9% during the second quarter of 2000 when compared to the same prior year period. However, average deposits for the quarter grew by $4.9 million or 10.0% as well as an increase in the rate paid on these funds. Much of the deposit growth during the period was from lower cost demand deposit type accounts.

Interest expense on short-term borrowings increased $36,000 or 156.5% during the second quarter of 2000. This significant increase was due to an increase of $2.1 million or 82.8% in the average balance of short-term borrowings outstanding, as well as an increase in the rate paid on these funds.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2000 totaled $759,000, an increase of $146,000, or 23.8%, over the same prior year period. The increase in net interest income was the result of an increase in the Bank's average earning assets and the yields earned on these assets, offset by marginal increases in cost of funds on interest-bearing liabilities due mostly to strong growth in demand deposit balances.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the second quarter of 2000 was $30,000, an increase of $11,000 or 57.9% from the prior year period. This increase was mainly attributable to the strong increase in the loan portfolio outstanding during the period. Other such factors that effect the amount of the provision are credit risks inherent in the loan portfolio, asset quality and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $45,000 or 36.0% in the second quarter of 2000 compared to the same prior year period. Other income increased by $12,000 or 29.3% while service fees on deposit accounts increased by $33,000 or 39.3%. The increases were attributable to increases in the number of demand deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $51,000 or 18.9% in the second quarter of 2000. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 13.0% from June 30, 1999 to June 30, 2000 as a result of increased staffing level needs.

Net occupancy expense increased by $10,000 or 15.9% in the second quarter of 2000 and was attributable to the opening of a temporary branch banking office in late 1999 as well as an overall increase in general occupancy costs. Future expenses in this area are expected to increase as the bank has plans on opening a new branch office in the second quarter of 2001.

Furniture and equipment expense decreased by $1,000 in the second quarter of 2000. This decrease was attributable to depreciable assets maturing in the last twelve months and remaining in service. Future expenses in this are are expected to increase as the bank has plans on opening a new branch office in the second quarter of 2001.

Other expenses increased $35,000 or 19.4% during the second quarter of 2000 as compared to the same period in 1999. Increases in other expenses during this period included: (1) a $5,000 increase in postage and telephone costs,
(2) $4,000 in fees associated with the Bank's new credit card program implemented in the second quarter of 2000, (3) audit and examination fee increases of $8,000, (4) an increase of $4,000 in community contributions and
(5) overall increases in general and administrative expenses.

The provision for income tax was $46,000 in the second quarter of 2000 compared to $14,000 in the same prior year period. This represents an increase of $32,000 and is attributable to an increase in taxable income while levels of tax-exempt interest income remained constant.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999


Summary of Earnings
-------------------

Net income for the first half of 2000 was $353,000 compared to $284,000, an increase of $69,000 or 24.3% from the same prior year period. The increase in net income for the period was a result of increases in net interest income and noninterest income offset by increases in noninterest
expense and provision for loan losses.   On a per share basis, net income
for 2000 was $0.54 for basic shares and $0.53 for diluted shares, compared to $0.50 and $0.49, respectively in 1999. Average shares outstanding were 655,276 at June 30, 2000 compared to 565,858 at June 30, 1999. The increase in average shares outstanding was a result of the company issuing additional shares in 2000.

Interest Income
---------------

Interest income on loans increased $260,000 or 19.1% for the six months ended June 30, 2000 compared to the same prior year period. Average loans for the period grew by $5.3 million or 18.4% along with an increase in the yield earned.

Interest income on federal funds sold increased $25,000 or 25.5% during the first half of 2000 when compared to the first half of 1999. This increase was a result of an increase in the yield earned on these funds offset by $195,000 or 4.7% decrease in the average balance outstanding.

Interest income earned on investment securities increased during the first six months of 2000 by $76,000 or 13.1% from the same prior year period. This increase was a result of an increase of $2.0 million or 7.6% in the average balance outstanding as well as an increase in the yield earned on the investment portfolio.

Interest Expense
----------------

Interest expense on deposits increased only $61,000 or 7.7% during the first half of 2000 when compared to the same prior year period. However, average deposits for the period grew by $4.7 million or 9.9% as well as an increase in the rate paid on these funds. Much of the growth in deposits during the period were from demand type deposits and resulted in a moderate overall cost of funds rate.

Interest expense on short-term borrowings increased $66,000 or 153.5% during the first half of 2000. This increase was due to an increase of $1.5 or 66.6% in the average balance of short-term borrowings outstanding, as well as an increase in the rate paid on these funds.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first six months of 2000 totaled $1,440,000, an increase of $234,000, or 19.4%, over the same prior year period. The increase in net interest income was the result of an increase in the Bank's average earning assets and the yields earned on these assets, offset by marginal increases in the cost of funds on interest-bearing liabilities due mostly to strong growth in demand deposit balances.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the first half of 2000 was $52,000, an increase of $18,000 or 52.9% from the prior year period. This increase was mainly attributable to the strong increase in the loan portfolio outstanding during the period. Other such factors that effect the amount of the provision are credit risks inherent in the loan portfolio, loan quality, and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $75,000 or 29.4% in the six months ended June 30, 2000 compared to the same prior year period. Other income increased by $8,000 or 8.6% while service fees on deposit accounts increased by $67,000 or 41.4%. The increases were attributable to increases in the number of deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $93,000 or 17.3% in the first half of 2000. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended June 30, 2000, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 13.0% from June 30, 1999 to June 30, 2000 as a result of increased staffing level needs.

Net occupancy expense increased by $12,000 or 9.4% in the first half of 2000 and was attributable to the addition of a branch banking office that opened in late 1999 as well as an overall increase in general occupancy costs.

Furniture and equipment expense remained stable increasing by $2,000.

Other expenses increased $98,000 or 27.9% during the first half of 2000 as compared to the same period in 1999. Increases in other expenses during this period included: (1) a $17,000 increase in postage and telephone costs, (2) $5,000 in costs associated with the Bank's new credit card program implemented in the second quarter of 2000, (3) audit and examination fee increases of $16,000, (4) increases in advertising costs of $4,000, (5) a $6,000 increase in ATM/Debit Card costs and (6) an overall increase in general and administrative costs.

The provision for income tax was $55,000 in the first half of 2000 compared to $38,000 in the same prior year period. This represents an increase of $17,000 and is due to an increase in taxable income while levels of tax-exempt interest income remained constant.


Liquidity
---------

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and to take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturates of short-term loans and investments with the various types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and the mix of the Bank's sources and uses of funds.

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

Capital Requirements
--------------------

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2000 and December 31, 1999, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the Company's capital position and minimum requirements:
                                      June 30, 2000       December 31, 1999
                                      --------------       -----------------
                                      Amount   Ratio        Amount    Ratio
                                      ------   -----        ------    -----
                                             (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------

Actual                                $ 8,556  21.76%       $ 5,761   17.10%
For Capital Adequacy Purposes           3,145   8.00          2,695    8.00
To Be Well Capitalized                  3,932  10.00          3,369   10.00

Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------

Actual                                $ 8,140  20.70%       $ 5,386   15.99%
For Capital Adequacy Purposes           1,573   4.00          1,348    4.00
To Be Well Capitalized                  2,359   6.00          2,021    6.00

Tier 1 Capital
  (to Average Assets)
--------------------

Actual                                $ 8,140  11.38%       $ 5,386    8.46%
For Capital Adequacy Purposes           2,860   4.00          2,546    4.00
To Be Well Capitalized                  3,576   5.00          3,183    5.00

                        TRI-STATE 1ST BANK, INC.
                              FORM 10-QSB
OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in securities

           None

Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           (a) The Company's annual meeting of shareholders was held on April 19, 2000.

           (b) The number of Class 1 Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2003:

                William E. Blair, Jr.
                Stephen W. Cooper
                Marvin H. Feldman

                The following persons are current Directors of 1st Bank who are serving as either Class 2 Directors whose terms expire in 2001, or Class 3 Directors whose terms expire in 2002.

                Class 2 Directors   Expire in 2001
                Keith R. Clutter
                G. Allen Dickey
                John P. Scotford, Sr.

                Class 3 Directors   Expire in 2002
                Charles B. Lang
                R. Lynn Leggett
                John C. Thompson

                Shareholders ratified the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Company for the fiscal year 2000.

           The results of the votes from the annual meeting were as follows:
                                      For          Against      Abstain
                                    -------       ---------    ---------
           William E. Blair, Jr.    480,348         3,050        15,629
           Stephen W. Cooper        494,232             -         4,795
           Marvin H. Feldman        494,892             -         4,135

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  (27) Financial Data Schedule, filed herewith
                  (99) Independent Accountant's Report
           (b)    Reports on Form 8-K
                  None

Item 11.   Statement Re: Computation of per share earnings
                  This information is provided on page 9 under Note 1 of Summary of Significant Accounting Policies.

SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
August 10, 2000                           Charles B. Lang
                                          President and Chief Executive
                                          Officer

Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
August 10, 2000                           Kevin Anglemyer
                                          Chief Financial Officer


19