Form 10QSB
period 2000-09-30
TRI STATE 1ST BANK INC
filed 2000-11-13
CIK 1010398

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 2000


     [     ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from           to
                                                   ---------    ---------


                       Commission File Number: 33-302132



                         TRI-STATE, 1ST BANK, INC.
                         -------------------------
      (Exact name of small business issuer as specified in its charter)


            OHIO                                          34-1824708
            ----                                         -------------
(State or other jurisdiction of                          (IRS Employer
incorporation or organization)                       Identification Number)


                            16924 St. Clair Avenue
                                  P.O. Box 796
                          East Liverpool, Ohio  43920
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


As of November 3, 2000 there were 667,313 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes        No   X
                                                    -----      -----

                        TRI-STATE, 1ST BANK, INC.
                INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                     Page
                                                                   Reference
                                                                   ---------

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

                            TRI-STATE 1ST BANK, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                 September 30,  December 31,
                                                     2000            1999
                                                   ----------    ----------
                                                      (In thousands)

ASSETS

Cash and due from banks                            $    3,923    $    5,167
Interest-bearing deposits with other banks                 65            81
Federal funds sold                                        400           100
Investment securities available for sale               22,338        21,002
Investment securities held to maturity
 (market value of $1,784 and $1,891)                    1,766         1,884
Loans                                                  38,437        32,586
Less allowance for loan losses                            423           375
                                                   ----------    ----------
   Net Loans                                           38,014        32,211

Premises and equipment                                  2,179         2,099
Accrued interest and other assets                         957           912
                                                   ----------    ----------

     TOTAL ASSETS                                  $   69,642    $   63,456
                                                   ==========    ==========

LIABILITIES
Deposits:

   Noninterest - bearing demand                    $    8,714    $    7,802
   Interest - bearing demand                           12,998        12,163
   Money market                                         3,995         4,637
   Savings                                             11,058        10,490
   Time                                                17,357        18,585
                                                   ----------    ----------
     Total deposits                                    54,122        53,677

Short-term borrowings                                   6,953         4,489
Accrued interest and other liabilities                    426           172
                                                   ----------    ----------
     TOTAL LIABILITIES                                 61,501        58,338
                                                   ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 667,313 and 574,940 issued
    and outstanding                                     6,571         4,085
Retained earnings                                       1,789         1,397
Accumulated other comprehensive loss                     (219)         (364)
                                                   ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                         8,141         5,118
                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   69,642    $   63,456
                                                   ==========    ==========



See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                     Three Months Ended
                                                         September 30,
                                                  -----------------------
                                                     2000          1999
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $     905     $     736
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     37            32
  Investment securities:
     Taxable                                            214           184
     Exempt from federal income tax                     128           122
                                                  ---------     ---------
          Total interest income                       1,285         1,075
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              421           408
  Short-term borrowings                                  85            24
                                                  ---------     ---------
          Total interest expense                        506           432
                                                  ---------     ---------

NET INTEREST INCOME                                     779           643

Provision for loan losses                                56            23
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           723           620
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      121           105
  Other                                                  52            43
                                                  ---------     ---------
          Total noninterest income                      173           148
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                        350           298
  Occupancy                                              70            68
  Furniture and equipment                                44            43
  Other                                                 225           180
                                                  ---------     ---------
          Total noninterest expense                     689           589
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              207           179
Income taxes                                             27            35
                                                  ---------     ---------

NET INCOME                                        $     180     $     144
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.27     $    0.25
     Diluted                                           0.26          0.25



See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                     Nine months ended
                                                       September 30,
                                                  -----------------------
                                                     2000          1999
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $   2,529     $   2,099
  Interest-bearing deposits with other banks              3             3
  Federal funds sold                                    160           130
  Investment securities:
     Taxable                                            614           540
     Exempt from federal income tax                     385           346
                                                  ---------     ---------
          Total interest income                       3,691         3,118
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                            1,277         1,204
  Short-term borrowings                                 193            67
                                                  ---------     ---------
          Total interest expense                      1,470         1,271
                                                  ---------     ---------

NET INTEREST INCOME                                   2,221         1,847

Provision for loan losses                               108            56
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         2,113         1,791
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      350           268
  Other                                                 152           136
                                                  ---------     ---------
          Total noninterest income                      502           404
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                        982           837
  Occupancy                                             210           196
  Furniture and equipment                               133           130
  Other                                                 675           532
                                                  ---------     ---------
          Total noninterest expense                   2,000         1,695
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              615           500
Income taxes                                             82            72
                                                  ---------     ---------

NET INCOME                                        $     533     $     428
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.81     $    0.76
     Diluted                                           0.80          0.74


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)


                                                             Accumulated
                                                                Other
                                  Common        Retained    Comprehensive
                                  Stock         Earnings      Gain (Loss)         Total
                                ----------     ---------     -----------        ---------
                                                  (In thousands)
Balance, December 31, 1999      $    4,085     $   1,397     $      (364)       $   5,118

Comprehensive Income:
Net income                                           533                              533
Net unrealized gain on
 securities, net of taxes                                            145              145
                                                                               ----------
Total comprehensive income                                                            678
Dividends declared at
  $0.21 per share                                   (141)                            (141)
Common stock issued, net of
 issuance costs                      2,486                                          2,486
                                 ---------     ----------     ----------       ----------
Balance, September 30, 2000     $    6,571     $   1,789     $      (219)       $   8,141
                                 =========     ==========     ==========       ==========

See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                          Nine months ended
                                                            September 30,
                                                       ----------------------
                                                          2000          1999
                                                       ---------    ---------
                                                           (In thousands)

OPERATING ACTIVITIES
   Net income                                          $     533    $     428
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                               108           56
     Depreciation, amortization, and accretion, net          187          116
     Increase in accrued interest receivable                (149)        (100)
     Increase in accrued interest payable                     59           57
     Other, net                                              158           81
                                                       ---------    ---------
         Net cash provided by operating activities           896          638
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               2,253        3,602
     Purchases                                            (3,376)      (5,479)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                 118           47
   Net increase in loans                                  (5,952)      (1,811)
   Purchases of premises and equipment                      (219)        (236)
   Other, net                                                 17          --
                                                       ---------    ---------
         Net cash used for investing activities           (7,159)      (3,877)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                  446        4,071
   Increase in short term borrowings                       2,464          745
   Principal payments on other borrowings                      -          (67)
   Common Stock issued                                     2,486           55
   Cash dividends paid                                       (93)         (69)
                                                       ---------    ---------
         Net cash provided by financing activities         5,303        4,735
                                                       ---------    ---------

         (Decrease) increase in cash
            and cash equivalents                            (960)       1,496

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,348        5,499
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   4,388   $    6,995
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


Common Stock Offering

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

                                          Three Months Ended     Nine months Ended
                                             September 30,         September 30,
                                            2000      1999         2000      1999
                                          --------  --------     -------   -------
Weighted-average common shares used
 to calculate basic earnings per share    667,313    566,833     659,318   566,186

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                 11,006      9,234      10,265     9,234
                                         --------  ---------     -------    ------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share     678,319    576,067     669,583   575,420
                                         ========   ========     =======   =======


Supplemental Disclosure of Cash Flow Information


                                                      Nine months ended
                                                        September 30,
                                                   ----------------------
                                                      2000         1999
                                                   ---------    ---------
Cash paid (received) during the period for:
   Interest                                          $1,411        $1,214
   Income taxes                                         (25)           16

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS


Summary of Financial Condition

The consolidated assets of Tri-State 1st Bank were $69,642,000 at September 30, 2000, an increase of $6,186,000 or 9.7% over total assets at December 31, 1999. Total loans grew by $5,851,000 or 18.0% and constituted much of the asset growth. Total deposits during this same period increased only slightly and resulted in short-term borrowings and proceeds received from a secondary stock offering as the primary funding sources for the loan and asset growth. Total deposit growth equaled $445,000 or 0.8% while short-term borrowings increased $2,464,000 or 54.9% and net proceeds from the stock offering amounted to $2,486,000. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $63,006,000 at September 30, 2000, representing an increase of $7,353,000 or 13.2% over earning assets at December 31, 1999.

Total stockholders' equity equaled $8,141,000 at September 30, 2000, representing an increase of $3,023,000 or 59.1% from total equity at December 31, 1999. On December 14, 1999 the Company commenced a stock offering to the Shareholders of the company and the public. The offering was completed in early 2000 resulting in an additional $2.5 million in new capital, net of issuance costs. Also contributing to the strong increase in total equity during the period was net income earned of $533,000, less cash dividends declared of $145,000.


Federal Funds Sold and Investment Securities

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management by the Company. Federal funds sold at September 30, 2000 totaled $400,000 up $300,000 from year-end 1999. On an average basis, federal funds sold were $3.3 million for the first nine months of 2000 compared to $3.6 million for the same prior year period. Management has generally attempted to average between $2 million and $4 million in federal funds sold in order to meet the liquidity needs and loan demand of bank customers. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $22,338,000 at September 30, 2000 compared to $21,002,000 at December 31, 1999, an increase of $1,336,000 or 6.4%. Total purchases during the first nine months of 2000 totaled $3.4 million, offset by regular pay-downs, calls and maturities of $2.3 million.

Investment securities held to maturity decreased $118,000 or 6.3% in the first nine months of 2000 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.


Loans

Loans receivable at September 30, 2000 were $38,437,000 up $5,851,000 or 18.0% from year-end 1999. Loan originations for the first nine months of 2000 totaled approximately $12 million compared to originations approximating $9 million in the same prior year period. Demand for commercial loans and residential real-estate loans were the strongest, increasing by $5,161,000 or 74.3% and $1,146,000 or 7.1%, respectively. Consumer loans increased $682,000 or 14.2% while commercial real-estate and construction loans decreased $526,000 or 13.1% and $612,000 or 100.0%, respectively. The decrease in construction loans was the result of the maturity and completion of a construction loan that was converted to a commercial real-estate loan. Overall loan demand experienced by the Bank for 2000 has been very strong and attributable to such factors as: (1) increased borrowing needs of the Bank's current customers, (2) borrowings by new customers of the Bank, (3) expansion of the Bank's geographic lending area through a larger, more prevailing branch network system, (4) the deployment of a Business Development Officer whose primary role is to generate new business, (5) local economic expansion by some of the Bank's business customers and (6) an overall healthy local economy.

The following table illustrates the loan composition at September 30, 2000 and December 31, 1999.

                                       September 30,    December 31,
                                            2000           1999
                                          --------      --------
                                               (In thousands)

Commercial                                $ 12,103      $  6,942
Real estate mortgages:
   Construction                                 --           612
   Residential                              17,328        16,182
   Commercial                                3,505         4,031
Consumer                                     5,501         4,819
                                          --------      --------
                                            38,437        32,586

Less allowance for loan losses                 423           375
                                          --------      --------

Net loans                                 $ 38,014      $ 32,211
                                          ========      ========


Allowance for Loan Losses

The Company's allowance for loan losses was $423,000 at September 30, 2000 compared to $375,000 at December 31, 1999. This represents a $48,000 or 12.8% increase over December 31, 1999. During the period, the loan loss provision charged to operations totaled $108,000 while net charge-offs totaled $60,000. This compares to a $56,000 loan loss provision and a net charge-off of $45,000 during the same prior year period.

Net charge-offs for the nine months ended September 30, 2000 were a result of: a $14,000 charge-off in real-estate loans due to a deficiency incurred on the final disposition of a non-accrual commercial real estate loan in the third quarter of 2000, (2) a $13,000 charge-off in commercial loans relating to an individual commercial loan and (3) net charge-offs of $33,000 from various unrelated consumer loans.

The following table illustrates the activity in the allowance for loan losses:

                                                     Nine months ended
                                                       September 30,
                                                      2000         1999
                                                   ---------    ---------
                                                        (In thousands)


Balance, beginning of period                       $     375    $     340
Charge-offs:
  Real estate loans                                       14            7
  Installment loans                                       77           50
  Commercial loans                                        13            -
                                                   ---------    ---------
     Total charge-offs                                   104           57
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        -            5
  Installment loans                                       44            7
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total recoveries                                     44           12
                                                   ---------    ---------
Net charge-offs                                           60           45
                                                   ---------    ---------
Provision charged to operations                          108           56
                                                   ---------    ---------
Balance, end of period                             $     423    $     351
                                                   =========    =========

The Company believes that the allowance for loan losses at September 30, 2000 of $423,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2000.


Non-Performing Assets

On September 30, 2000, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status amounted to $81,000, a decrease of $195,000 from December 31, 1999.

Non-accrual loans decreased $127,000 as this amount represented a single commercial real-estate loan placed on non-accrual status in the fourth quarter of 1999. Final proceeds were recovered in the third quarter of 2000 after foreclosure and subsequent liquidation actions were completed. Total proceeds recovered amounted to $113,000 resulting in a $14,000 deficiency that was charged-off.

Loans past due 90 days or more decreased $68,000 or 45.6% as a result of successful collection efforts on such delinquent loans as well as a reduction in the balances owed due to principal pay-downs received.

The bank has no impaired loans at September 30, 2000.

The following presents the non-performing assets at September 30, 2000, and December 31, 1999.


                                             September 30,      December 31,
                                                 2000               1999
                                             -------------      ------------
                                                      (In thousands)


Non-accrual loans                              $       --        $      127

Loans past due 90 days or more                         81               149

Restructured loans                                     --                --
                                               ----------        ----------
 Total non-performing loans                            81               276

Other real estate owned                                --                21
                                               ----------        ----------

Total non-performing assets                    $       81        $      297
                                               ==========        ==========
Non-performing loans as a percentage
 of total loans                                      0.21%             0.85%

Non-performing assets as a percentage
 of total assets                                     0.12%             0.47%

Allowance for loan losses as a percentage
 of non-performing assets                           522.2%            126.3%

Deposits

Deposits are generally the Bank's primary source for funding its earning assets. The Bank offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up only $445,000 or 0.8% during the first nine months of 2000 when compared to December 31, 1999. Higher costing deposits such as money market and time accounts decreased by $642,000 or 13.8% and $1,228,000 or 6.6%, respectively. These decreases can be somewhat construed to the change in interest rates in 2000 as the Bank has not aggressively priced some of its higher costing deposits in an attempt to maintain a moderate increase in the cost of funding during a rising rate environment. Noninterest- bearing demand, interest-bearing demand and savings were all up during the first nine months of 2000. These increases were, $912,000 or 11.7%, $835,000 or 6.9% and $568,000 or
5.4%, respectively. Assisting to these increases were the addition of a new banking office in late 1999 and a strong increase in the number of new customer deposit accounts serviced by the Bank.


Borrowings

The Company from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. Funding sources may include securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati. These sources of fundings are often used when deposit growth is not sufficient to support the earning assets growth.

At September 30, 2000 total borrowings consisted solely of securities sold under repurchase agreements. Advances with the Federal Home Loan Bank, which totaled $2,000,000, were paid off upon maturing in the first quarter of 2000. Securities sold under repurchase agreements, which are agreements with customers of the bank and are collateralized by various bank owned investment securities, which upon maturity are returned back to the bank, increased by $2,464,000 or 54.9%.


RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Summary of Earnings

Net income for the third quarter of 2000 was $180,000 or $0.26 per diluted earnings per share. This compares to net income of $144,000 or $0.25 per diluted share for the same period in 1999. The increase in net income for the period was a result of increases in net interest income and noninterest income offset by increases in noninterest expense and provision for loan losses. Average shares outstanding were 667,313 at September 30, 2000 compared to 566,833 at September 30, 1999. The increase in average shares outstanding was a result of the company issuing additional shares in 2000.


Interest Income

Interest income on loans increased $169,000 or 23.0% for the three months ended September 30, 2000 compared to the same prior year period. Average loans for the period grew by $6.8 million or 22.0%, offset by a slight decrease in the yield earned.

Interest income on federal funds sold increased $5,000 or 15.6% during the third quarter of 2000 when compared to the third quarter of 1999. This increase was a result of a 179 basis point increase in the yield earned, offset by a $375,000 decrease in the average balance outstanding.

Interest income earned on investment securities increased during the third quarter of 2000 by $36,000 or 11.8% from the same prior year period. This increase was a result of an increase of $995,000 or 3.9% in the average balance outstanding and an increase of 45 basis points on the yield earned on the investment portfolio.

Interest Expense

Interest expense on deposits increased only $13,000 or 3.2% during the third quarter of 2000 when compared to the same prior year period. However, average deposits for the quarter grew by $4.1 million or 8.5% as well as an increase in the rate paid on these funds. Much of the deposit growth during the period was from demand deposits resulting in a minimal change in the cost of funds rate.

Interest expense on short-term borrowings increased $61,000 or 254.2% during the third quarter of 2000. This significant increase was due to an increase of $3.8 million or 158.8% in the average balance of short-term borrowings outstanding, as well as a 139 basis point increase in the rate paid on these funds.


Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2000 totaled $779,000, an increase of $136,000, or 21.2%, over the same prior year period. The increase in net interest income was the result of an increase in the Bank's average earning assets and the yields earned on these assets, offset by marginal increases in cost of funds on interest-bearing liabilities.


Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the third quarter of 2000 was $56,000, an increase of $33,000 or 143.5% from the prior year period. This increase was attributable to the strong increase in the loan portfolio and the increase in the amount of charge-offs during the period. Other such factors that effect the amount of the provision are credit risks inherent in the loan portfolio, asset quality and Management's ongoing analysis of the adequacy of the allowance for loan losses.


Noninterest Income

Total noninterest income increased $25,000 or 16.9% in the third quarter of 2000 compared to the same prior year period. Other income increased by $9,000 or 20.9% while service fees on deposit accounts increased by $16,000 or 15.2%. The increases were attributable to increases in the number of demand deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.


Noninterest Expense

Total salary and employee benefits increased $52,000 or 17.4% in the third quarter of 2000. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 10.6% from September 30, 1999 to September 30, 2000 as a result of increased staffing level needs.

Net occupancy expense remained stable, increasing by $2,000 or 2.9% in the third quarter of 2000.

Furniture and equipment expense increased by $1,000 or 2.3% in the third quarter of 2000. Although this increase is modest, future expenses in this area are expected to increase as the bank has plans on opening a new branch office in the second quarter of 2001.

Other expenses increased $45,000 or 25.0% during the third quarter of 2000 as compared to the same period in 1999. Increases in other expenses during this period included: (1) an $8,000 increase in postage and telephone costs, (2) $4,000 in fees associated with the Bank's new credit card program implemented in the second quarter of 2000, (3) audit and examination fee increases of $16,000 and (4) overall increases in general and administrative expenses.

The provision for income tax was $27,000 in the third quarter of 2000 compared to $35,000 in the same prior year period. This represents a decrease of $8,000 and is attributable to an increase in tax-exempt interest income.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999


Summary of Earnings

Net income for the first nine months of 2000 was $533,000 compared to $428,000, an increase of $105,000 or 24.5% from the same prior year period. The increase in net income for the period was a result of increases in net interest income and noninterest income offset by increases in noninterest expense and provision for loan losses. On a per share basis, net income for 2000 was $0.81 for basic shares and $0.80 for diluted shares, compared to $0.76 and $0.74, respectively in 1999. Average shares outstanding were 659,318 at September 30, 2000 compared to 566,186 at September 30, 1999. The increase in average shares outstanding was a result of the company issuing additional shares in 2000.


Interest Income

Interest income on loans increased $430,000 or 20.5% for the nine months ended September 30, 2000 compared to the same prior year period. Average loans for the period grew by $5.8 million or 19.7% while the yield earned remained constant.

Interest income on federal funds sold increased $30,000 or 23.1% during the first nine months of 2000 when compared to the same period in 1999. This increase was a result of an increase in the yield earned on these funds offset by a $255,000 or 7.1% decrease in the average balance outstanding.

Interest income earned on investment securities increased during the first nine months of 2000 by $113,000 or 12.8% from the same prior year period. This increase was a result of an increase of $1.6 million or 6.4% in the average balance outstanding and an increase of 41 basis points in the yield earned on the investment portfolio.


Interest Expense

Interest expense on deposits increased $73,000 or 6.1% during the first nine months of 2000 when compared to the same prior year period. Average deposits for the period grew by $4.5 million or 9.4% as well as an increase in the rate paid on these funds. Much of the growth in deposits during the period were from demand type deposits and resulted in a moderate overall cost of funds rate.

Interest expense on short-term borrowings increased $126,000 or 188.1% during the first nine months of 2000. This increase was due to an increase of $2.3 million or 98.1% in the average balance of short-term borrowings outstanding and an increase of 139 basis points in the rate paid on these funds.


Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first nine months of 2000 totaled $2,221,000, an increase of $374,000, or 20.2%, over the same prior year period. The increase in net interest income was the result of an increase in the Bank's average earning assets and the yields earned on these assets, offset by marginal increases in the cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first nine months of 2000 was $108,000, an increase of $52,000 or 92.9% from the prior year period. This increase was mainly attributable to the strong increase in the loan portfolio outstanding during the period as well as an increase in net charge-offs. Other such factors that effect the amount of the provision are credit risks inherent in the loan portfolio, loan quality, and Management's ongoing analysis of the adequacy of the allowance for loan losses.


Noninterest Income

Total noninterest income increased $98,000 or 24.3% in the nine months ended September 30, 2000 compared to the same prior year period. Other income increased by $16,000 or 11.8% while service fees on deposit accounts increased by $82,000 or 30.6%. The increases were attributable to increases in the number of deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.


Noninterest Expense

Total salary and employee benefits increased $145,000 or 17.3% in the first nine months of 2000. Salaries and wages increased primarily due to the hiring of additional personnel throughout the past twelve months ended September 30, 2000, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 10.6% from September 30, 1999 to September 30, 2000 as a result of increased staffing level needs.

Net occupancy expense increased by $14,000 or 7.1% in the first nine months of 2000 and was attributable to the addition of a branch banking office that opened in late 1999 as well as an overall increase in general occupancy costs.

Furniture and equipment expense remained stable increasing by $3,000.

Other expenses increased $143,000 or 26.9% during the first nine months of 2000 as compared to the same period in 1999. Increases in other expenses during this period included: (1) a $16,000 increase in postage and telephone costs, (2) $8,000 in costs associated with the Bank's new credit card program implemented in the second quarter of 2000, (3) audit and examination fee increases of $36,000, (4) increases in advertising costs of $4,000, (5) a $14,000 increase in ATM/Debit Card costs and (6) an overall increase in general and administrative costs.

The provision for income tax was $82,000 in the first nine months of 2000 compared to $72,000 in the same prior year period. This represents an increase of $10,000 and is due to an increase in taxable income offset by an increase in tax-exempt interest income.


Liquidity

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2000, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2000 and December 31, 1999, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the Company's capital position and minimum requirements:


                                    September 30, 2000     December 31, 1999
                                    ------------------     -----------------
                                      Amount   Ratio        Amount    Ratio
                                      ------   -----        ------    -----
                                             (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------

Actual                                $ 8,700  21.84%       $ 5,761   17.10%
For Capital Adequacy Purposes           3,186   8.00          2,695    8.00
To Be Well Capitalized                  3,983  10.00          3,369   10.00

Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------

Actual                                $ 8,277  20.78%       $ 5,386   15.99%
For Capital Adequacy Purposes           1,593   4.00          1,348    4.00
To Be Well Capitalized                  2,390   6.00          2,021    6.00

Tier 1 Capital
  (to Average Assets)
--------------------

Actual                                $ 8,277  11.70%       $ 5,386    8.46%
For Capital Adequacy Purposes           2,831   4.00          2,546    4.00
To Be Well Capitalized                  3,538   5.00          3,183    5.00

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

                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date: November 3, 2000              By:  /s/ Charles B. Lang
     ---------------------             ----------------------------------
                                          Charles B. Lang
                                          President and Chief Executive
                                          Officer



Date: November 3, 2000              By: /s/ Kevin Anglemyer
     ---------------------             ----------------------------------
                                          Kevin Anglemyer
                                          Chief Financial Officer