Form 10KSB
period 2000-12-31
TRI STATE 1ST BANK INC
filed 2001-03-22
CIK 1010398

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-KSB

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2000
                                       OR
              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

       For the transition period from ________________ to ________________

                        Commission File Number: 33-302132

                            TRI-STATE 1ST BANK, INC.
                            ------------------------
                 (Name of small business issuer in its charter)

Ohio                                                           34-1824708
----                                                           ----------
(State or other jurisdiction of                               (IRS Employer
incorporation or organization)                               Identification
                                                                 Number)
P.O. Box 796
East Liverpool, Ohio                                             43920
--------------------                                             -----
(Address of principal executive offices)                       (Zip Code)

               Registrant's telephone number, including area code:
                                  (330)385-9200

         Securities registered under Section 12(b) of the Exchange Act:
                                      None

         Securities registered under Section 12(g) of the Exchange Act:
                                      None

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S - B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10-KSB. [ ]

Issuer's revenues for its most recent fiscal year: $5.7 million.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the averaged bid and ask price on March 9, 2001, was $10,679,000 (435,867 shares at $24.50 per share).

As of March 9, 2001, there were issued and outstanding 667,313 shares of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2000 are incorporated by reference into Parts I and II, and portions of the proxy statement for the annual shareholders meeting to be held on April 18, 2001 are incorporated by reference into Part III.

Transitional Small Business Disclosure Format (check one)

                               Yes             No  X
                                    ---           ---

                            Tri-State 1st Bank, Inc.
                                   Form 10-KSB
                                Table of Contents


                                                                                      Page
                                                                                      Number
                                                                                      ------
Part I

     Item 1.  Description of Business                                                 3-9

     Item 2.  Description of Properties                                               8-9

     Item 3.  Legal Proceedings                                                         9

     Item 4.  Submission of Matters to a Vote of Security Holders                       9

Part II

     Item 5.  Market for Common Equity and Related Stockholder Matters                  9

     Item 6.  Management's Discussion and Analysis                                      9

     Item 7.  Financial Statements                                                      9

     Item 8.  Changes in and disagreements with Accountants on Accounting
                         and Financial Disclosure                                      10

Part III

     Item 9.  Directors, Executive Officers, Promoters and Control Persons             10

     Item 10.  Executive Compensation                                                  10

     Item 11.  Security Ownership of Certain Beneficial Owners and Management          10

     Item 12.  Certain Relationships and Related Transactions                          10

     Item 13.  Exhibits and Reports on Form 8-K                                        10

Signatures                                                                             11

                                     PART I

Item 1. Description of Business

General

Certain information required by this section is presented on page 37 of the 2000 Annual Report and is incorporated herein by reference.

As of December 31, 2000, the Company had 49 full-time employees and 13 part-time employees. The Company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

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

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Law"), various federal banking laws were amended to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law allows the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions are allowed however, states may "opt out" of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions.

Deposits maintained with the Bank are insured up to regulatory limits by the FDIC, and accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund ("BIF") administered by the FDIC. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 ("FIRREA") was enacted on August 9, 1989. FIRREA significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 ("The FDIC Improvement Act") covers a wide expanse of Banking regulatory issues including the capitalization of the BIF, deposit insurance reform, requiring the FDIC to establish a risk-based premium assessment system and a number of other regulatory and supervisory matters.

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

Competition and Market area

Business is conducted through six full-service banking offices and one limited-service loan production office located in the Upper Ohio Valley area which constitutes the tri-state region of Columbiana County, Ohio, Hancock County, West Virginia and Beaver County, Pennsylvania. The Upper Ohio Valley has long been an important industrial community of the United States. The Company is not dependent upon any single industry or business for its banking opportunities.

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

Statistical Disclosures by Bank Holding Companies

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

Information required by this section is presented on pages 35 through 36 of the 2000 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A.  Book Value of Investment Portfolio

The required information is presented under Part II, Item 8. - Financial Statements

B. Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 2000 and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields weighted for the scheduled maturity of each investment.


                                                    1 Year       5 Years
                                        Within 1    Through      Through      Over 10
                                         Year       5 Years      10 Years      Years      Total
                                         ----       -------      --------      -----      -----
                                                          (Dollars in thousands)
U. S. Treasury securities
  and other U.S. Government
  agencies and corporations             $1,300      $10,684       $  750       $  --     $12,734
Obligations of states and
    political subdivisions                 503        3,143        5,565         259       9,470
Mortgage-backed securities                   2           65          166          46         279
Equity securities                          --            --           --         319         319
                                        ------      -------       ------       -----     -------
                                        $1,805      $13,892       $6,481       $ 624     $22,802
                                        ======      =======       ======       =====     =======

U. S. Treasury securities
  and other U.S. Government
  agencies and corporations               5.31%        6.33%        6.80%         --%       6.25%
Obligations of states and
    political subdivisions                8.71         8.54         7.63        8.26        8.01
Mortgage-backed securities                8.00         6.37         6.22        7.79        6.53
Equity securities                           --           --           --        7.00        7.00
                                        ------      -------       ------       -----     -------
                                          6.20%        6.82%        7.48%       7.53%       6.99%
                                        ======      =======       ======       =====     =======

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C. Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the Company's shareholders' equity at December 31, 2000.

III. Loan Portfolio

A. Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                                                      At December 31,
                                                   ------------------------------------------------------
                                                            2000                           1999
                                                   -----------------------        -----------------------
                                                    Amount         Percent         Amount         Percent
                                                    ------         -------         ------         -------
                                                                   (Dollars in Thousands)
Real Estate Loans:
    Construction                                   $    --              --%        $   612           1.88%
     1 - 4 Family                                   17,797           45.35          16,262          49.84
    Commercial                                       3,490            8.89           4,031          12.36
Commercial Loans                                    12,662           32.27           6,938          21.27
Consumer Loans                                       5,291           13.49           4,783          14.65
                                                   -------         -------         -------        -------

      Total                                         39,240          100.00%         32,626         100.00%
                                                                   =======                        =======
Less:
    Deferred loan origination fees and costs             4                              40
    Allowance for possible loan losses                 448                             375
                                                   -------                         -------

      Net loans                                    $38,788                         $32,211
                                                   =======                         =======

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

The Bank's lending strategy has historically focused on the origination of a mixture in its portfolio of commercial loans, one-to-four family mortgage loans and, to a lesser extent, working capital loans in the form of credit lines and term notes, personal loans, and home equity loans. Commercial real estate loans are granted for the acquisition or improvement of real property. Generally, commercial real estate loans do not exceed 70% of the appraised value of the property pledged to secure the transaction. With repayment typically contingent upon successful operation of the subject real estate, this is carefully scrutinized prior to approval.

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

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 2000, and the amounts due after one year classified according to the sensitivity to changes in interest rates.


                                                              Maturing
                                                --------------------------------------
                                                              One Year
                                                Within        Through         After
                                                1 Year       Five Years     Five Years        Total
                                                ------       ----------     ----------        -----
                                                              (Dollars in Thousands)
Commercial and agricultural                     $4,023         $4,691         $3,948         $12,662
Real estate - construction                          --             --             --              --
                                                ------         ------         ------         -------

      Total                                     $4,023         $4,691         $3,948         $12,662
                                                ======         ======         ======         =======

Sensitivity of loans to interest rates:
  Predetermined interest rates                                 $1,760         $  946
  Floating interest rates                                       2,931          3,002
                                                               ------         ------

      Total                                                    $4,691         $3,948
                                                               ======         ======

C. Risk Elements

Certain information required by this section is presented on pages 10, 24 and 37 through 42 of the 2000 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non - performing assets:

                                                                     At December 31,
                                                                   -------------------
                                                                    2000         1999
                                                                   ------       ------
                                                                  (Dollars in Thousands)
Loans past due 90 days or more and still accruing interest         $  192       $  149
Nonaccrual loans                                                       --          127
Impaired loans                                                         --           --
                                                                   ------       ------
Total non - performing loans                                          192          276
Other real estate owned                                                --           21
                                                                   ------       ------

Total non -  performing assets                                     $  192       $  297
                                                                   ======       ======

Non-performing loans as a percentage of total loans                  0.49%        0.85%

Non-performing assets as a percentage of total assets                0.27%        0.47%

Allowance for loan losses as a percentage on non-performing
   assets                                                           233.3%       126.3%

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

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their agreements is dependent upon the economic stability of the tri-state area. At December 31, 2000, the Company did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2001 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV.  Summary of Loan Loss Experience

A.  Analysis of Loan Loss Experience

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                         At December 31,
                                                      ----------------------
                                                        2000         1999
                                                        ----         ----
                                                      (Dollars in Thousands)
Balance, January 1                                      $375         $340
Charge - offs:
   Commercial and agricultural                            13           --
   Real estate mortgages                                  14            7
   Consumer                                               93           51
                                                        ----         ----
Total charge - offs                                      120           58
                                                        ----         ----

Loan recoveries:
   Commercial and agricultural                            --           --
   Real estate mortgages                                  --            9
   Consumer                                               64            5
                                                        ----         ----
Total loan recoveries                                     64           14
                                                        ----         ----

Net charge - offs                                         56           44
                                                        ----         ----

Provision charged to operations                          129           79
                                                        ----         ----
Balance, December 31                                    $448         $375
                                                        ====         ====

Net charge - offs as a percent of average loans         0.15%        0.15%

The Bank believes that the allowance for loan losses at December 31, 2000 is adequate to cover losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2000.

B.  Allocation of the Allowance for Possible Loan Losses

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

                                        At December 31,
                          ---------------------------------------------
                                 2000                   1999
                          ----------------------  ---------------------
                                     % of Loans              % of Loans
                                      to Total                to Total
                          Amount       Loans      Amount        Loans
                          ------       -----      ------        -----
                                    (Dollars in Thousands)
Real Estate Loans:
    Construction           $  5           --%      $  6          1.88%
     1 - 4 Family            84        45.35         70         49.84
    Commercial               59         8.89         50         12.36
Commercial Loans            106        32.27         42         21.27
Consumer Loans              104        13.49        113         14.65
                                      ------                   ------
Unallocated                  90                      94
                           ----                    ----

      Total                $448          100%      $375        100.00%
                           ====       ======       ====        ======

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

The Bank monitors its loan portfolio on a monthly basis, taking into consideration the status of potential problem loans and non-performing assets, as well as trends in delinquencies. Management's determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the credit portfolio and other relevant factors. In addition to the estimate of the amounts and timing of expected future cash flows on impaired loans, other components of the allowance for loan losses include estimates for loan losses associated within the commercial, consumer and real estate mortgage portfolios, general amounts for historical loss experience, uncertainties in estimating losses, and inherent risks in the various credit portfolios.

V. Deposits

A. Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

                                     Year Ended December 31,
                                     ------------------------
                                      2000            1999
                                     -------         -------
                                      (Dollars in thousands)

        Amount
Noninterest-bearing demand           $ 8,628         $ 7,848
Interest-bearing demand               14,290          12,368
Savings                               10,820          10,811
Money market                           4,187           4,796
Time                                  18,414          18,063
                                     -------         -------

      Total                          $56,339         $53,886
                                     =======         =======

         Rate
Noninterest-bearing demand                --%             --%
Interest-bearing demand                 2.25            2.25
Savings deposits                        2.50            2.50
Money market                            2.75            2.75
Time deposits                           5.72            5.29

Remaining maturity of time certificates of deposit in denominations of $100,000 or more.

The required information is incorporated by reference to page 25 of the 2000 Annual Report.

VI. Return on Equity

The required information is incorporated by reference to page 10 of the 2000 Annual Report.

VII. Short-Term Borrowings

The required information is presented under Part II, Item 8. - Financial Statements.

Item 2. Description of Properties

The following are the principal locations of operations of the Company and Bank:

                                   Own or    Term of
Description                         Rent      Lease
-----------                         ----      -----
Executive offices of the
Company and Bank and
main branch
16924 St. Clair Avenue
East Liverpool, OH 43920            Own        N/A

                                          Own or                 Term of
Description                                Rent                   Lease
-----------                                ----                   -----

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432                           Own                     N/A

Branch office                                                     Lease
15703 St Rt. 170                                               expiration:
Calcutta, OH 43920                         Rent                   2006

Branch office                                                     Lease
Wal-Mart Store                                                 expiration:
Calcutta, OH 43920                         Rent                   2002

Branch office
1200 North Chestnut Street
New Cumberland, WV 26047                   Own                     N/A

Branch office
627 Midland Avenue
Midland, PA 15059                          Own                     N/A

Branch office                                                     Lease
Bradshaw Square                                                expiration:
East Liverpool, Ohio                       Rent                   2010

Loan Production office                                            Lease
285 College Avenue                                             expiration:
Beaver, PA 15009                           Rent                   2002


Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

Information with respect to investments in real estate mortgages is discussed under Item 1.--Loan Portfolio.

Item 3. Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to banking, to which the Company or the Bank is a party or of which any of the Company's or Bank's property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The required information is incorporated by reference to page 11 of the 2000 Annual Report.

Item 6. Management's Discussion and Analysis

The required information is incorporated by reference to pages 37 through 42 of the 2000 Annual Report.

Item 7. Financial Statements.

The required information is incorporated by reference to pages 11 through 34 of the 2000 Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The required information is incorporated by reference to pages 4 through 7 of the 2001 Proxy Statement.

Item 10. Executive Compensation

The required information is incorporated by reference to pages 7 and 8 of the 2001 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The required information is incorporated by reference to pages 9 through 11 of the 2001 Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The required information is incorporated by reference to page 18 of the 2001 Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report, except as may be indicated:

(1) Financial Statements:

The following Consolidated Financial Statements of Tri-State 1st Bank, Inc. together with the Report of Independent Auditors dated February 9, 2001, are included in the 2000 Annual Report of the registrant which is referenced in Part II, Item 7 - Financial Statements and are incorporated herein:

                                                                                                Page Reference
                                                                                                --------------
Report of Independent Auditors                                                                        13
Consolidated Balance Sheet, December 31, 2000 and 1999                                                14
Consolidated Statement of Income for the years ended December 31, 2000 and 1999                       15
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2000 and 1999         16
Consolidated Statement of Cash Flows for the years ended December 31, 2000 and 1999                   17
Notes to Consolidated Financial Statements                                                           18-34

(2) Exhibits and Reports on Form 8-K:

(a) Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S-B.

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

    (10.1) Tri-State 1st Bank, Inc. 1997 Stock Option Plan is incorporated by reference to the registrants' amendment number 1 to registration statement on Form SB-2 filed with the Securities and Exchange Commission on December 1, 1999.

      (13) Portions of the Annual Report to Security Holders for the year ended December 31, 2000, filed herewith as exhibit 13.

      (21) Subsidiary of the registrant incorporated herein by reference to the registrant's Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

(b) Reports on Form 8-K

              None

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       Tri-State 1st Bank, Inc.

Date: March 9, 2001
                                   By: /s/ Charles B. Lang
                                       -----------------------------------------
                                       Charles B. Lang
                                       President

Date: March 9, 2001
                                   By: /s/ Kevin Anglemyer
                                       -----------------------------------------
                                       Kevin Anglemyer
                                       Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                      Title                      Date
----------------------------------      ---------               -------------

/s/ Charles B. Lang                     President               March 9, 2001
----------------------------------      (Principal
Charles B. Lang                         Executive Officer)

/s/ Keith R. Clutter                    Secretary               March 9, 2001
----------------------------------
Keith R. Clutter

/s/ Kevin Anglemyer                     Chief Financial         March 9, 2001
----------------------------------      Officer (Principal
Kevin Anglemyer                         Financial/
                                        Accounting Officer)

/s/ William E. Blair                    Director                March 9, 2001
----------------------------------
William E. Blair

/s/ Stephen W. Cooper                   Director                March 9, 2001
----------------------------------
Stephen W. Cooper

/s/ G. Allen Dickey                     Director                March 9, 2001
----------------------------------
G. Allen Dickey

/s/ Marvin H. Feldman                   Director                March 9, 2001
----------------------------------
Marvin H. Feldman

/s/ R. Lynn Leggett                     Director                March 9, 2001
----------------------------------
R. Lynn Leggett

/s/ John P. Scotford, Sr.               Director                March 9, 2001
----------------------------------
John P. Scotford, Sr.

/s/ John C. Thompson                    Director                March 9, 2001
----------------------------------
John C. Thompson