Form 10QSB
period 2001-03-31
TRI STATE 1ST BANK INC
filed 2001-05-10
CIK 1010398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended March 31, 2001


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


                             16924 St. Clair Avenue
                           East Liverpool, Ohio 43920
                          ---------------------------
                   (Address of principal executive offices)


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


As of May 4, 2001 there were 667,313 shares outstanding of the issuer's class of common stock.

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

                            TRI-STATE 1ST BANK, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                    March 31,   December 31,
                                                      2001          2000
                                                   ----------    ----------
                                                        (In thousands)


ASSETS
Cash and due from banks                            $    4,915    $    3,476
Interest-bearing deposits with other banks                 67            66
Federal funds sold                                      3,850         1,350
Investment securities available for sale               21,365        20,999
Investment securities held to maturity
 (market value of $1,590 and $1,582)                    1,534         1,545
Loans                                                  39,354        39,236
Less allowance for loan losses                            481           448
                                                   ----------    ----------
   Net Loans                                           38,873        38,788

Premises and equipment                                  2,953         2,584
Accrued interest and other assets                       1,118         1,084
                                                   ----------    ----------

     TOTAL ASSETS                                  $   74,675    $   69,892
                                                   ==========    ==========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $    8,860    $    8,560
   Interest - bearing demand                           14,815        13,030
   Money market                                         4,102         3,596
   Savings                                             10,483        10,658
   Time                                                21,171        19,757
                                                   ----------    ----------
     Total deposits                                    59,431        55,601

Short-term borrowings                                   5,943         5,486
Accrued interest and other liabilities                    495           310
                                                   ----------    ----------
     TOTAL LIABILITIES                                 65,869        61,397
                                                   ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; 1,000,000 shares
    authorized; 667,313 issued and outstanding          6,571         6,571
Retained earnings                                       1,985         1,884
Accumulated other comprehensive income                    250            40
                                                   ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                         8,806         8,495
                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   74,675    $   69,892
                                                   ==========    ==========


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                     Three Months Ended
                                                           March 31,
                                                  -----------------------
                                                     2001          2000
                                                  ---------     ---------
                                                       (In thousands)

INTEREST INCOME
  Interest and fees on loans                      $     936     $     792
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     42            40
  Investment securities:
     Taxable                                            221           195
     Exempt from federal income tax                     100           128
                                                  ---------     ---------
          Total interest income                       1,300         1,156
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              483           424
  Short-term borrowings                                  63            49
                                                  ---------     ---------
          Total interest expense                        546           473
                                                  ---------     ---------

NET INTEREST INCOME                                     754           683

Provision for loan losses                                25            22
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           729           661
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      120           111
  Other                                                  65            48
                                                  ---------     ---------
          Total noninterest income                      185           159
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        362           311
  Occupancy                                              82            67
  Furniture and equipment                                50            45
  Other                                                 249           235
                                                  ---------     ---------
          Total noninterest expense                     743           658
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              171           162
Income taxes                                             23             9
                                                  ---------     ---------

NET INCOME                                        $     148     $     153
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.22     $    0.24
     Diluted                                           0.22          0.24



See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                               Accumulated
                                                                  Other
                                   Common        Retained     Comprehensive
                                   Stock         Earnings         Income         Total
                                ----------      ----------    -------------    ----------

                                                  (In thousands)

Balance, December 31, 2000      $    6,571     $   1,884        $       40      $   8,495

Comprehensive Income:
Net income                                           148                              148
Net unrealized gain on
 securities, net of taxes
 of $109                                                               210            210
                                                                                ---------
Total comprehensive income                                                            358
Dividends declared at
  $0.07 per share                                    (47)                            (47)
                                ----------     ----------       ----------      ---------
Balance, March 31, 2001         $    6,571     $   1,985        $      250      $   8,806
                                 =========     ==========       ==========      =========

See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         Three months ended
                                                              March 31,
                                                       ----------------------
                                                          2001         2000
                                                       ---------    ---------
                                                           (In thousands)

OPERATING ACTIVITIES
   Net income                                          $     148    $     153
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                25           22
     Depreciation, amortization, and accretion, net            4           60
     Increase in accrued interest receivable                 (29)         (41)
     Decrease in accrued interest payable                     62           59
     Other, net                                              (31)         (46)
                                                       ---------    ---------
         Net cash provided by operating activities           179          207
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               2,028        1,232
     Purchases                                            (2,084)      (1,003)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                  11           14
   Net increase in loans                                    (110)      (1,844)
   Purchases of premises and equipment                      (369)        (122)
                                                       ---------    ---------
         Net cash used for investing activities             (524)      (1,723)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                3,830        4,255
   Increase (decrease)in short term borrowings               456         (356)
   Common Stock issued                                        --        2,431
                                                       ---------    ---------
         Net cash provided by financing activities         4,286        6,330
                                                       ---------    ---------

         Increase in cash and cash equivalents             3,941        4,814

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           4,891        5,348
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   8,832    $  10,162
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

The bank was chartered as a national banking association in June 1987, headquartered near East Liverpool, Ohio. Business is conducted through six full-service offices and one limited-service loan production office located throughout the tri-state area of Columbiana County, Ohio; Hancock County, West Virginia and Beaver County, Pennsylvania. The bank operates as a full service community bank, offering a variety of financial services to meet the needs of its market area. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The bank's deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

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


                                              Three Months Ended
                                                   March 31,
                                                2001      2000
                                              --------  --------
Weighted-average common shares used
 to calculate basic earnings per share        667,313    643,305

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                     11,732      8,095
                                             --------  ---------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share         679,045    651,400
                                             ========   ========


Supplemental Disclosure of Cash Flow Information

                                                      Three months ended
                                                        March 31,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------
Cash paid during the period for:
   Interest                                          $484          $414
   Income taxes                                        40            --

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Bank were $74,675,000 at March 31, 2001, an increase of $4,783,000 or 6.8% over total assets at December 31, 2000. Total deposits for the period increased by $3,830,000 or 6.9% and were the primary funding source for the asset growth. Short-term assets such as federal funds sold and cash on hand comprised most of the asset growth for the period as net loans increased only slightly for the period. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $66,493,000 at March 31, 2001, representing an increase of $2,978,000 or 4.5% over earning assets at December 31, 2000. Non-earning assets increased $1,838,000 or 27.0% for the period with premises and equipment increasing by 14.3% or $369,000 for the period as a result of fundings for the nearly completed branch banking offices being constructed in downtown East Liverpool, Ohio and Midland, Pennsylvania.

Federal Funds Sold and Investment Securities

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management by the company. Federal funds sold at March 31, 2001 totaled $3,850,000 up $2,500,000 from year-end 2000. On an average basis, federal funds sold were $3.3 million for the first quarter of 2001 compared to $2.7 million for the same prior year period. Management has generally attempted to average between $2 million and $4 million in federal funds sold in order to meet the liquidity needs and loan demand of bank customers. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $21,365,000 at March 31, 2001 compared to $20,999,000 at December 31, 2000, an increase of $366,000 or 1.7%. Total purchases for the quarter were $2.1 million offset by calls, maturities and regular pay-downs of $2.0 million. The portfolio market value during this same period increased by $318,000.

Investment securities held to maturity decreased $11,000 or 0.7% in the first quarter of 2001 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans

Loans receivable at March 31, 2001 were $39,354,000 up $118,000 or 0.3% from year-end 2000. Loan originations for the first quarter of 2001 totaled $4.0 million compared to originations of $3.6 million in the same prior year period. Overall loan demand for the quarter remained strong and comparable to the same prior year period however pay-offs for 2001 have so far surpassed last years first quarter amounts and have resulted in only a slight net increase in total loans receivable. The increased pay-offs for the quarter can be attributable to significant decreases in interest rates for the same period as many consumers and business are refinancing debts to lower rates. The overall composition of the loan portfolio remained stable and did not change much from the composition at December 31, 2000.

The following table illustrates the loan composition at March 31, 2001 and December 31, 2000.

                                          March 31,    December 31,
                                            2001          2000
                                          --------      --------
                                               (In thousands)
Commercial                                $ 12,724      $ 12,667
Real estate mortgages:
   Construction                                239            --
   Residential                              17,763        17,757
   Commercial                                3,414         3,490
Consumer                                     5,214         5,322
                                          --------      --------
                                            39,354        39,236
Less allowance for loan losses                 481           448
                                          --------      --------
Net loans                                 $ 38,873      $ 38,788
                                          ========      ========

Allowance for Loan Losses

The company's allowance for loan losses was $481,000 at March 31, 2001 compared to $448,000 at December 31, 2000. This represents a $33,000 or 7.4% increase over December 31, 2000. During the period, the loan loss provision charged to operations totaled $25,000 while net charge-offs totaled $8,000. This compares to a $22,000 loan loss provision and a net charge-off of $26,000 during the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

                                                       Three months ended
                                                            March 31,
                                                      2001         2000
                                                   ---------    ---------
                                                        (In thousands)


Balance, beginning of period                       $     448    $     375
Charge-offs:
  Real estate loans                                        -            -
  Installment loans                                        1           31
  Commercial loans                                         -            -
                                                   ---------    ---------
     Total charge-offs                                     1           31
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        -            -
  Installment loans                                        4            5
  Commercial loans                                         5            -
                                                   ---------    ---------
     Total recoveries                                      9            5
                                                   ---------    ---------
Net charge-offs (recoveries)                              (8)          26
                                                   ---------    ---------
Provision charged to operations                           25           22
                                                   ---------    ---------
Balance, end of period                             $     481    $     371
                                                   =========    =========

The company believes that the allowance for loan losses at March 31, 2001 of $481,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2001.


Non-Performing Assets

On March 31, 2001, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $97,000, a decrease of $95,000 from December 31, 2000.

The decrease in non-performing loans for the quarter was attributable to successful collection efforts on such delinquent loans as well as a reduction in the balances owed due to principal pay-downs received.

The bank has no impaired loans at March 31, 2001.

The following presents the non-performing assets at March 31, 2001, and December 31, 2000.

                                                  March 31,   December 31,
                                                     2001         2000
                                                  ----------  ----------
                                                      (In thousands)

Non-accrual loans                                 $       -    $      -
Loans past due 90 days or more                            97         192
Restructured loans                                        -           -
                                                  ----------  ----------
 Total non-performing loans                               97         192
Other real estate owned                                   -           -
                                                  ----------  ----------
Total non-performing assets                       $       97  $      192
                                                  ==========  ==========
Non-performing loans as a percentage
 of total loans                                         0.25%       0.49%

Non-performing assets as a percentage
 of total assets                                        0.13%       0.27%

Allowance for loan losses as a percentage
 of non-performing assets                              495.9%      162.0%


Deposits

Deposits are generally the company's primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up $3,830,000 or 6.9% during the first quarter of 2001 when compared to December 31, 2000. All deposit types increased for the quarter with the exception of savings, which decreased by $175,000 or 1.6%. Interest-bearing demand and time deposits comprised most of the growth for the period, increasing by $1,785,000 or 13.7% and $1,415,000 or 7.2%, respectively. Noninterest-demand increased $299,000 or 3.5% while money market accounts increased $505,000 or 14.0%. Aiding in these increases is the expansion of the bank's branch banking network through new offices and a strong increase in the number of new customer deposit accounts serviced by the bank.

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

At March 31, 2001 total borrowings consisted solely of securities sold under repurchase agreements. Total agreements for period were $5,943,000 at March 31, 2001 up $456,000 or 8.3% from December 31, 2000. Securities sold under repurchase agreements, are agreements with customers of the company that are collateralized by various company owned investment securities, which upon maturity are returned back to the company.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000


Summary of Earnings

Net income for the first quarter of 2001 was $148,000 or $0.22 per basic and diluted earnings per share. This compares to net income of $153,000 or $0.24 per basic and diluted share for the same period in 2000. The decrease in net income for the period was a result of increases in noninterest expenses, income tax expense and the provision for loan losses offset by an increase in net interest income. Average shares outstanding were 667,313 at March 31, 2001 compared to 643,305 at March 31, 2000.

Interest Income

Interest income on loans increased $145,000 or 18.3% for the three months ended March 31, 2001 compared to the same prior year period. Average loans for the period grew by $5.7 million or 17.1%, offset by a 9 basis point decrease in the yield earned.

Interest income on federal funds sold increased $2,000 or 3.5% during the first quarter of 2001 when compared to the first quarter of 2000. This increase was a result of a $634,000 or 24.1% increase in the average balance outstanding for the period, offset by a 99 basis point decrease in the yield earned.

Interest income earned on investment securities decreased by $1,000 during the first quarter of 2001 when compared to the same prior year period. This decrease was a result of a $613,000 or 2.3% decrease in the average balance outstanding offset by a 10 basis point increase on the yield earned on the investment portfolio.

Interest Expense

Interest expense on deposits increased $59,000 or 14.0% during the first three months of 2001 when compared to the same prior year period. Average deposits for the quarter grew by $8.5 million or 20.8% as well as an increase in the rate paid on these funds of 37 basis points.

Interest expense on short-term borrowings increased $14,000 or 27.9% during the first quarter of 2001. This increase was due mostly to an increase in the average balance of short-term borrowings outstanding of $2.4 million or 76.0%, as the rate paid on these funds increased by only 1 basis point for the period.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2001 totaled $754,000, an increase of $71,000, or 10.4%, over the same prior year period. The increase in net interest income was the result of an increase in the bank's average earning assets and the yields earned on these assets, offset by marginal increases in cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first quarter of 2001 was $25,000, an increase of $3,000 or 13.8% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income

Total noninterest income increased $25,000 or 15.9% in the first quarter of 2001 compared to the same prior year period. Other income increased by $16,000 or 34.3% while service fees on deposit accounts increased by $9,000 or 8.0%. The increases were attributable to increases in the number of deposit accounts serviced by the bank and to a lesser extent, an overall increase in service related fees charged to customers.

Noninterest Expense

Total salary and employee benefits increased $51,000 or 16.4% in the first quarter of 2001. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 9.6% from March 31, 2000 to March 31, 2001 as a result of increased staffing level needs.

Net occupancy expense increased $15,000 or 22.6% in the first quarter of 2001 due to the ongoing expansion of the bank's branch banking network. Construction is near completion for two new branch banking offices located in Midland, Pennsylvania and downtown East Liverpool, Ohio. Also effecting the increase in occupancy costs for the period is the opening of a loan production center in Beaver, Pennsylvania in late 2000. As a result of these new facilities, future occupancy costs are expected to continue to increase.

Furniture and equipment expense increased by $5,000 or 10.3% in the first quarter of 2001. Although this increase is rather modest, future expenses in this area are expected to increase as the bank opens two new branch-banking offices in early 2001.

Other expenses increased $14,000 or 5.9% during the first quarter of 2001 as compared to the same period in 2000. Increases in other expenses during this period included an increase in postage and telephone costs, fees associated with the bank's new credit card program implemented in early 2000, audit and examinations fees and an overall increase in general and administrative expenses.

The provision for income tax was $23,000 in the first quarter of 2001 compared to $9,000 in the same prior year period. This represents an increase of $14,000 and is attributable to a decrease in tax-exempt interest income and an increase in taxable income.


Liquidity

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and to take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturates of short-term loans and investments with the various types of deposits and borrowings. Liquidity is normally considered in terms of the nature and the mix of the company's sources and uses of funds.

The company's primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities and interest payments and maturities on investment securities. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit outflows and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

Management is not aware of any known trends, events or uncertainties that would have a material effect on the liquidity, capital resources or operations of the company. Management is not aware of any current recommendations by the regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources or operations of the company.

Capital Requirements

Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2001, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2001 and December 31, 2000, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the company's capital position and minimum requirements:

                                      March 31, 2001       December 31, 2000
                                    ----------------        -----------------
                                      Amount   Ratio        Amount    Ratio
                                      ------   -----        ------    -----
                                             (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------
Actual                                $ 8,962  21.31%       $ 8,823   21.59%
For Capital Adequacy Purposes           3,365   8.00          3,269    8.00
To Be Well Capitalized                  4,207  10.00          4,087   10.00


Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------
Actual                                $ 8,481  20.16%       $ 8,375   20.49%
For Capital Adequacy Purposes           1,683   4.00          1,635    4.00
To Be Well Capitalized                  2,524   6.00          2,452    6.00


Tier 1 Capital
  (to Average Assets)
--------------------
Actual                                $ 8,481  11.73%       $ 8,375   11.98%
For Capital Adequacy Purposes           2,891   4.00          2,777    4.00
To Be Well Capitalized                  3,614   5.00          3,471    5.00

                            TRI-STATE 1ST BANK, INC.
                                   FORM 10-QSB

OTHER INFORMATION

Item 1.    Legal Proceedings

           None

Item 2.    Changes in securities

           None

Item 3.    Defaults upon senior securities

           None

Item 4.    Submission of matters to a vote of security holders

           None

Item 5.    Other information

           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  (99) Independent Accountant's Report
           (b)    Reports on Form 8-K
                  None

Item 11.   Statement Re: Computation of per share earnings
                  This information is provided on page 8 under Note 1 of Summary of Significant Accounting Policies.

SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                    Tri-State 1st Bank, Inc.
                                    (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
May 4, 2001                               Charles B. Lang
                                          President and Chief Executive
                                          Officer

Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
May 4, 2001                               Kevin Anglemyer
                                          Chief Financial Officer


16