Form 10QSB
period 2001-06-30
TRI STATE 1ST BANK INC
filed 2001-08-13
CIK 1010398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended June 30, 2001


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

                                                 Yes   X      No
                                                      ---        ---


As of August 3, 2001 there were 656,083 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes          No  X
                                                      ---        ---

                        TRI-STATE, 1ST BANK, INC.
                INDEX TO QUARTERLY REPORT ON FORM 10-QSB




                                                                      Page
                                                                    Reference
                                                                    ---------

Part I - Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet                                 3

              Consolidated Statement of Income                         4-5

              Consolidated Statement of Changes in Stockholders'
              Equity                                                     6

              Consolidated Statement of Cash Flows                       7

              Notes to Consolidated Financial Statements               8-9


    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    10-16


Part II   Other Information                                             17


Signatures                                                              18

                            TRI-STATE 1ST BANK, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                           June 30,   December 31,
                                                             2001         2000
                                                           --------   ------------
                                                               (In thousands)
ASSETS
Cash and due from banks                                    $  6,166     $  3,476
Interest-bearing deposits with other banks                       68           66
Federal funds sold                                            7,100        1,350
Investment securities available for sale                     21,062       20,999
Investment securities held to maturity
 (market value of $1,440 and $1,582)                          1,399        1,545
Loans                                                        39,251       39,236
Less allowance for loan losses                                  461          448
                                                           --------     --------
   Net Loans                                                 38,790       38,788

Premises and equipment                                        3,275        2,584
Accrued interest and other assets                             1,075        1,084
                                                           --------     --------

     TOTAL ASSETS                                          $ 78,935     $ 69,892
                                                           ========     ========

LIABILITIES
Deposits:
   Noninterest - bearing demand                            $  9,056     $  8,560
   Interest - bearing demand                                 17,781       13,030
   Money market                                               4,465        3,596
   Savings                                                   10,590       10,658
   Time                                                      22,485       19,757
                                                           --------     --------
     Total deposits                                          64,377       55,601

Short-term borrowings                                         5,566        5,486
Accrued interest and other liabilities                          406          310
                                                           --------     --------
     TOTAL LIABILITIES                                       70,349       61,397
                                                           --------     --------

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 3,000,000
  and 1,000,000 shares; issued 667,313 and 665,288            6,571        6,571
Retained earnings                                             2,067        1,884
Treasury stock, at cost (11,230 shares)                        (275)          --
Accumulated other comprehensive income                          223           40
                                                           --------     --------
     TOTAL STOCKHOLDERS' EQUITY                               8,586        8,495
                                                           --------     --------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY            $ 78,935     $ 69,892
                                                           ========     ========


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                             Three Months Ended
                                                                   June 30,
                                                             -------------------
                                                              2001         2000
                                                             ------       ------
                                                               (In thousands)
INTEREST INCOME
  Interest and fees on loans                                 $  894       $  833
  Interest-bearing deposits with other banks                      1            1
  Federal funds sold                                             66           83
  Investment securities:
     Taxable                                                    229          205
     Exempt from federal income tax                              98          128
                                                             ------       ------
          Total interest income                               1,288        1,250
                                                             ------       ------

INTEREST EXPENSE
  Deposits                                                      485          432
  Short-term borrowings                                          48           59
                                                             ------       ------
          Total interest expense                                533          491
                                                             ------       ------

NET INTEREST INCOME                                             755          759

Provision for loan losses                                        24           30
                                                             ------       ------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                   731          729
                                                             ------       ------

NONINTEREST INCOME
  Service fees on deposit accounts                              139          117
  Other                                                          67           53
                                                             ------       ------
          Total noninterest income                              206          170
                                                             ------       ------

NONINTEREST EXPENSE

  Salaries and employee benefits                                365          321
  Occupancy                                                      89           73
  Furniture and equipment                                        55           44
  Other                                                         281          215
                                                             ------       ------
          Total noninterest expense                             790          653
                                                             ------       ------

INCOME BEFORE INCOME TAXES                                      147          246
Income taxes                                                     18           46
                                                             ------       ------

NET INCOME                                                   $  129       $  200
                                                             ======       ======

EARNINGS PER SHARE
     Basic                                                   $ 0.19       $ 0.30
     Diluted                                                   0.19         0.30



See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                              Six Months Ended
                                                                   June 30,
                                                             -------------------
                                                              2001         2000
                                                             ------       ------
                                                                (In thousands)
INTEREST INCOME
  Interest and fees on loans                                 $1,830       $1,624
  Interest-bearing deposits with other banks                      2            2
  Federal funds sold                                            108          123
  Investment securities:
     Taxable                                                    449          400
     Exempt from federal income tax                             199          256
                                                             ------       ------
          Total interest income                               2,588        2,405
                                                             ------       ------

INTEREST EXPENSE
  Deposits                                                      967          856
  Short-term borrowings                                         111          109
                                                             ------       ------
          Total interest expense                              1,078          965
                                                             ------       ------

NET INTEREST INCOME                                           1,510        1,440

Provision for loan losses                                        49           52
                                                             ------       ------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                                 1,461        1,388
                                                             ------       ------

NONINTEREST INCOME
  Service fees on deposit accounts                              259          229
  Other                                                         132          101
                                                             ------       ------
          Total noninterest income                              391          330
                                                             ------       ------

NONINTEREST EXPENSE

  Salaries and employee benefits                                727          632
  Occupancy                                                     172          140
  Furniture and equipment                                       105           89
  Other                                                         529          449
                                                             ------       ------
          Total noninterest expense                           1,533        1,310
                                                             ------       ------

INCOME BEFORE INCOME TAXES                                      319          408
Income taxes                                                     42           55
                                                             ------       ------

NET INCOME                                                   $  277       $  353
                                                             ======       ======

EARNINGS PER SHARE
     Basic                                                   $ 0.42       $ 0.54
     Diluted                                                   0.41         0.53


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                              Accumulated
                                                                Other
                               Common    Retained  Treasury  Comprehensive
                               Stock     Earnings   Stock        Gain         Total
                              -------    --------  --------  -------------  --------
                                                  (In thousands)
Balance, December 31, 2000    $ 6,571    $ 1,884    $    --    $    40       $ 8,495

Comprehensive Income:
Net income                                   277                                 277
Net unrealized gain on
 securities, net of taxes                                          183           183
                                                                             -------
Total comprehensive income                                                       460
Purchase of treasury stock                             (275)                    (275)
Dividends declared at
  $0.14 per share                            (94)                                (94)
                              -------    -------    -------    -------       -------
Balance, June 30, 2001        $ 6,571    $ 2,067    $  (275)   $   223       $ 8,586
                              =======    =======    =======    =======       =======


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                             Six months ended
                                                                 June 30,
                                                           --------------------
                                                             2001        2000
                                                           --------    --------
                                                              (In thousands)
OPERATING ACTIVITIES
   Net income                                              $    277    $    353
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                   49          52
     Depreciation, amortization, and accretion, net             123         121
     Decrease (increase) in accrued interest receivable          27         (83)
     Decrease in accrued interest payable                        (1)         --
     Other, net                                                 (15)        108
                                                           --------    --------
         Net cash provided by operating activities              460         551
                                                           --------    --------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments                  5,792       2,240
     Purchases                                               (5,586)     (3,114)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                    146          26
   Net increase in loans                                        (51)     (4,386)
   Purchases of premises and equipment                         (804)       (128)
                                                           --------    --------
         Net cash used for investing activities                (503)     (5,362)
                                                           --------    --------

FINANCING ACTIVITIES
   Net increase in deposits                                   8,776       7,144
   Increase in short term borrowings                             79         898
   Common Stock issued                                           --       2,486
   Purchase of treasury stock                                  (275)         --
   Cash dividends paid                                          (94)        (93)
                                                           --------    --------
         Net cash provided by financing activities            8,486      10,435
                                                           --------    --------

         Increase in cash and cash equivalents                8,443       5,624

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD              4,891       5,348
                                                           --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                 $ 13,334    $ 10,972
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

Forward Looking Statement
-------------------------

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward looking statements. When used in this discussion, the words "believes," "anticipates," "contemplates," "expects," and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The Company undertakes no obligations to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards Nos. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 is not expected to have a material effect on the Company's financial position or results of operations.

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At June 30, 2001, the Company has approximately $71,000 of intangibles resulting from the purchase of loans, deposits and a banking facility from another financial institution. Currently management is evaluating what effect the adoption of Statement No. 142 will have on the Company's financial position or results of operations.

Earnings Per Share
------------------

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share: therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.



                                           Three Months Ended   Six Months Ended
                                               June 30,            June 30,
                                            2001      2000      2001      2000
                                           -------   -------   -------   -------
Weighted-average common shares used
 to calculate basic earnings per share     665,832   667,247   666,568   655,276

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                   7,314    10,723     8,051     7,848
                                           -------   -------   -------   -------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share      673,146   677,970   674,619   663,124
                                           =======   =======   =======   =======



Supplemental Disclosure of Cash Flow Information
------------------------------------------------
                                                      Six months ended
                                                          June 30,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------
Cash paid (received) during the period for:
   Interest                                         $1,079         $965
   Income taxes                                         80          (25)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Bank were $78,935,000 at June 30, 2001, an increase of $9,043,000 or 12.9% over total assets at December 31, 2000. Total deposits for the period increased by $8,776,000 or 15.8% and were the primary funding source for the asset growth. Shorter-term type assets such as federal funds sold comprised most of the asset growth for the period as total loans and investment securities increased only slightly. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $68,880,000 at June 30,2001, representing an increase of $5,684,000 or 8.99%
over earning assets at December 31, 2000. Non-earning assets increased $3,359,000 for the period with premises and equipment increasing by 26.7% or $691,000 for the period as a result of fundings for the new branch banking offices constructed in downtown East Liverpool, Ohio and Midland, Pennsylvania.

Federal Funds Sold and Investment Securities
--------------------------------------------

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management. Federal funds sold at June 30, 2001 totaled $7,100,000 up $5,750,000 or 425.9% from year-end 2000. On an average basis, federal funds sold were $4.9 million for the first half of 2001 compared to $3.9 million for the same prior year period. The bank generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change which was much of the case for the first half of year 2001 as deposit growth far exceeded the bank's loan demand resulting in higher than normal federal funds sold balances at June 30, 2001.

The investment securities available for sale portfolio was $21,062,000 at June 30, 2001 compared to $20,999,000 at December 31, 2000, an increase of $63,000 or 0.3%. Although the investment portfolio balance did not change much from year-end 2000, the number of purchases and calls were up substantially over the same prior year period. Securities that were called during the period increased as a result of recent decreases in short-term interest rates which also affected the number of purchases made during the period as new security purchases were used to replenish those that were called. Total purchases for the period were $5.8 million offset by calls, maturities and regular pay-downs of $5.6 million. This compares to $2.2 million and $3.1 million for the same prior year period, respectively. The portfolio market value during this same period increased by $277,000.

Investment securities held to maturity decreased $146,000 or 9.4% in the first half of 2001 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans
-----

Loans receivable at June 30, 2001 were $39,251,000 up $15,000 from year-end 2000. Overall loan demand for the first half of 2001 was strong however the pay-offs during this period far surpassed pay-offs from the same prior year period. Loan originations for the first half of 2001 approxmated $9.4 million, an increase of $1.0 million or 11.9%. During this same period however, loan pay-offs were $8.2 million in 2001 compared to $3.8 million in 2000, an increase of $3.4 million. The increase in pay-offs for the period is attributable to significant decreases in interest rates recently resulting in many consumers and business refinancing debts to lower rates. The overall composition of the loan portfolio remained stable and did not change much from the composition at December 31, 2000.

-----------------
The following table illustrates the loan composition at June 30, 2001 and December 31, 2000.

                                          June 30,    December 31,
                                            2001          2000
                                          --------    ------------
                                             (In thousands)
Commercial                                $ 13,232      $ 12,667
Real estate mortgages:
   Construction                                408            --
   Residential                              17,231        17,757
   Commercial                                3,050         3,490
Consumer                                     5,330         5,322
                                          --------      --------
                                            39,251        39,236
Less allowance for loan losses                 461           448
                                          --------      --------
Net loans                                 $ 38,790      $ 38,788
                                          ========      ========

Allowance for Loan Losses
-------------------------

The company's allowance for loan losses was $461,000 at June 30, 2001 compared to $448,000 at December 31, 2000. This represents a $13,000 or 2.9% increase over December 31, 2000. During the period, the loan loss provision charged to operations totaled $49,000 while net charge-offs totaled $36,000. This compares to a $52,000 loan loss provision and a net charge-off of $11,000 during the same prior year period. The increase in charge-offs for the period was a result of a single commercial loan that was charged off in the second quarter of 2001. Partial recovery on the loan is expected.

The following table illustrates the activity in the allowance for loan losses:

                                                  Six months ended
                                                      June 30,
                                                   2001      2000
                                                  ------    ------
                                                   (In thousands)
Balance, beginning of period                       $ 448    $ 375
Charge-offs:
  Real estate loans                                   --       --
  Installment loans                                   33       35
  Commercial loans                                    24       --
                                                   -----    -----
     Total charge-offs                                57       35
                                                   -----    -----
Recoveries:
  Real estate loans                                   --       --
  Installment loans                                   16       24
  Commercial loans                                     5       --
                                                   -----    -----
     Total recoveries                                 21       24
                                                   -----    -----
Net charge-offs                                       36       11
                                                   -----    -----
Provision charged to operations                       49       52
                                                   -----    -----
Balance, end of period                             $ 461    $ 416
                                                   =====    =====

Allowance for Loan Losses (continued)
-------------------------------------

The company believes that the allowance for loan losses at June 30, 2001 of $461,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2001.

Non-Performing Assets
---------------------

On June 30, 2001, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $200,000, an increase of $8,000 from December 31, 2000.

The bank has no impaired loans at June 30, 2001.

The following presents the non-performing assets at June 30, 2001, and December 31, 2000.

                                                   June 30,   December 31,
                                                     2001         2000
                                                  ----------  ----------
                                                      (In thousands)
Non-accrual loans                                 $  --           $   --
Loans past due 90 days or more                      200              192
Restructured loans                                   --               --
                                                  -----           ------
 Total non-performing loans                         200              192
Other real estate owned                              --               --
                                                  -----           ------
Total non-performing assets                       $ 200           $  192
                                                  =====           ======
Non-performing loans as a percentage
 of total loans                                    0.51%            0.49%

Non-performing assets as a percentage
 of total assets                                   0.25%            0.27%

Allowance for loan losses as a percentage
 of non-performing assets                         230.5%           233.3%

Deposits
--------

Deposits are generally the Bank's primary source for funding its earning assets. The bank offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up $8,776,000 or 15.8% during the first half of 2001 when compared to December 31, 2000. All deposit types increased for the six-month period with the exception of savings, which decreased by $68,000. Interest-bearing demand and time deposits comprised most of the growth for the period, increasing by $4,751,000 or 36.5% and $2,728,000 or 13.8%, respectively. Noninterest-demand increased $496,000 or 5.8% while money market accounts increased $869,000 or 24.2%. Aiding in these increases is the expansion of the bank's branch banking network through new offices and a strong increase in the number of new customer deposit accounts serviced by the bank.

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

At June 30, 2001 total borrowings consisted solely of securities sold under repurchase agreements. Total agreements for period were $5,566,000 at June 30, 2001 up $80,000 or 1.5% from December 31, 2000. Securities sold under repurchase agreements, are agreements with customers of the bank that are collateralized by various bank owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000


Summary of Earnings
-------------------

Net income for the second quarter of 2001 was $129,000 or $0.19 per basic and diluted earnings per share. This compares to net income of $200,000 or $0.30 per basic and diluted share for the same period in 2000. The decrease in net income for the period was a result of increases in noninterest expenses and a decrease in net interest income, offset by an increase in noninterest income.

Interest Income
---------------

Interest income on loans increased $61,000 or 7.3% for the three months ended June 30, 2001 compared to the same prior year period. Average loans for the period grew by $3.4 million or 9.7% while the yield earned on these loans decreased by 41 basis points during the period.

Interest income on federal funds sold decreased $17,000 or 20.5% during the second quarter of 2001 when compared to the second quarter of 2000. This decrease was a result of a 236 basis point decrease in the yield earned, offset by an increase of $1.3 million or 24.6% in the average balance outstanding.

Interest income earned on investment securities decreased by $6,000 during the second quarter of 2001 when compared to the same prior year period. This decrease was a result of a 52 basis point decrease on the yield earned on the investment portfolio offset by a $317,000 or 1.1% increase in the average balance outstanding.

Interest Expense
----------------

Interest expense on deposits increased $53,000 or 12.3% during the three months ended June 30, 2001 when compared to the same prior year period. Average deposits for the quarter grew by $3.6 million or 7.2% offset by a 19 basis point decrease in the rate paid on these funds.

Interest expense on short-term borrowings decreased $11,000 or 18.6% during the second quarter of 2001. This decrease was due mostly to a decrease of 187 basis points in the rate paid on these funds, offset by a $1.2 million or 28.0% increase in the average balance outstanding.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2001 totaled $755,000, a decrease of $4,000, or 0.5%, over the same prior year period. The decrease in net interest income was mostly a result of a decrease in the company's yield earned on interest earning assets.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the second quarter of 2001 was $24,000, a decrease of $6,000 or 20.0% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $36,000 or 21.2% in the second quarter of 2001 compared to the same prior year period. Other income increased by $14,000 or 26.4% while service fees on deposit accounts increased by $22,000 or 18.8%. The increases were attributable to increases in the number of deposit accounts serviced by the bank as well as recent increases in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $44,000 or 13.7% in the second quarter of 2001. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 13.5% from June 30, 2000 to June 30, 2001 as a result of increased staffing level needs.

Net occupancy expense increased $16,000 or 21.9% in the second quarter of 2001 due to the ongoing expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened during the second quarter of this year in addition to the opening of a limited-service loan production office which was opened in late 2000. As a result of these new facilities, future occupancy costs are expected to continue to increase.

Furniture and equipment expense increased by $11,000 or 25.0% in the second quarter of 2001. The increased costs are mostly associated with increased depreciation expense and other equipment costs from the opening of additional branch banking offices and a new loan production office.

Other expenses increased $66,000 or 30.7% during the second quarter of 2001 as compared to the same period in 2000. Increases in other expenses during this period included; (1) a $22,000 increase in ATM and debit/credit card processing costs, (2) an increase of $13,000 in stationery and supplies expense (3) consulting fees increase of $11,000 and (4) and an overall increase in general and administrative expenses.

The provision for income tax was $18,000 in the second quarter of 2001 compared to $46,000 in the same prior year period. This represents a $28,000 decrease and is attributable to a decrease in taxable income.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2001 AND 2000


Summary of Earnings
-------------------

Net income for the six months ended June 30, 2001 was $277,000 or $0.41 per diluted earnings per share. This compares to net income of $353,000 or $0.53 per diluted share for the same period in 2000. The decrease in net income for the period was a result of increases in noninterest expenses, offset by an increase in net interest income and noninterest income.

Interest Income
---------------

Interest income on loans increased $206,000 or 12.7% for the six months ended June 30, 2001 compared to the same prior year period. Average loans for the period grew by $4.6 million or 13.3%, offset by a 25 basis point decrease in the yield earned.

Interest income on federal funds sold decreased $15,000 or 12.2% during the six months ended June 30, 2001 when compared to the same prior year period. This decrease was a result of a 185 basis point decrease in the yield earned offset by a $958,000 or 24.5% increase in the average balance outstanding.

Interest income earned on investment securities decreased by $8,000 during the six months ended June 30, 2001 when compared to the same prior year period. This decrease was a result of a $148,000 or 0.5% decrease in the average balance outstanding as well as a decrease of 19 basis points on the yield earned on the investment portfolio.

Interest Expense
----------------

Interest expense on deposits increased $111,000 or 13.0% during the first half of 2001 when compared to the same prior year period. Average deposits for the quarter grew by $2.6 million or 5.3% offset by a 29 basis point decrease in the rate paid on these funds.

Interest expense on short-term borrowings increased $2,000 or 1.8% during the six months ended June 30, 2001. This increase was due to an increase in the average balance of short-term borrowings outstanding of $1.8 million or 45.6%, offset by a 99 basis point decrease in the rate paid on these funds.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the six months ended June 30, 2001 totaled $1,510,000, an increase of $70,000, or 4.9%, over the same prior year period. The increase in net interest income was a result of an increase in the bank's average earning assets offset by a decrease in the yields earned on those assets, along with marginal decreases in the cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the six months ended June 30, 2001 was $49,000, a decrease of $3,000 or 5.8% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality and Management's ongoing analysis of the adequacy of the allowance for loan losses.


Noninterest Income
------------------

Total noninterest income increased $61,000 or 18.5% in the first half of 2001 compared to the same prior year period. Other income increased by $31,000 or 30.7% while service fees on deposit accounts increased by $30,000 or 13.1%. The increases were attributable to increases in the number of deposit accounts serviced by the bank as well as recent increases in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $95,000 or 15.0% in the first half of 2001. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 13.5% from June 30, 2000 to June 30, 2001 as a result of increased staffing level needs.

Net occupancy expense increased $32,000 or 22.9% in the first half of 2001 due to the ongoing expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened during the second quarter of this year in addition to the opening of a limited-service loan production office which was opened in late 2000. As a result of these new facilities, future occupancy costs are expected to continue to increase.

Furniture and equipment expense increased by $16,000 or 18.0% in the first Half of 2001. The increased costs are associated mostly with increased depreciation expense and other equipment costs from the opening of additional branch banking offices and a new loan production office.

Other expenses increased $80,000 or 17.8% during the six months ended June 30, 2001 as compared to the same period in 2000. Increases in other expenses during this period included an increase in postage and telephone costs, fees associated with the bank's new credit card program implemented in the second quarter of 2000, audit and examinations fees and an overall increase in general and administrative expenses.

The provision for income tax was $42,000 in the six months ended June 30, 2001 compared to $55,000 in the same prior year period. This represents a decrease of $13,000 and is attributable to a decrease in taxable income.

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

Capital Requirements
--------------------

Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2001, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2001 and December 31, 2000, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the company's capital position and minimum requirements:

                                      June 30, 2001        December 31, 2000
                                      -------------        -----------------
                                      Amount   Ratio        Amount    Ratio
                                      ------   -----        ------    -----
                                            (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------
Actual                                $ 8,824  19.56%       $ 8,823   21.59%
For Capital Adequacy Purposes           3,609   8.00          3,269    8.00
To Be Well Capitalized                  4,511  10.00          4,087   10.00

Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------
Actual                                $ 8,363  18.54%       $ 8,375   20.49%
For Capital Adequacy Purposes           1,804   4.00          1,635    4.00
To Be Well Capitalized                  2,707   6.00          2,452    6.00

Tier 1 Capital
  (to Average Assets)
--------------------
Actual                                $ 8,363  11.24%       $ 8,375   11.98%
For Capital Adequacy Purposes           2,976   4.00          2,777    4.00
To Be Well Capitalized                  3,721   5.00          3,471    5.00

                            TRI-STATE 1ST BANK, INC.
                                   FORM 10-QSB

OTHER INFORMATION

Item 1.    Legal Proceedings
           None

Item 2.    Changes in securities
           None

Item 3.    Defaults upon senior securities
           None

Item 4.    Submission of matters to a vote of security holders

           (a) The Company's annual meeting of shareholders was held on April 18, 2001.

           (b) To amend Article V of the Articles of Incorporation increasing authorized shares to 3,000,000.

           (c)  To approve adoption of the 2001 Stock Option Plan

           (d) The number of Class 1 Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2004:
                Keith R. Clutter
                G. Allen Dickey
                John P. Scotford, Sr.

                The following persons are current Directors of 1st Bank who are serving as either Class 2 Directors whose terms expire in 2002, or Class 3 Directors whose terms expire in 2003.

                Class 2 Directors   Expire in 2002
                William E. Blair, Jr.
                Stephen W. Cooper
                Marvin H. Feldman

                Class 3 Directors   Expire in 2003
                Charles B. Lang
                R. Lynn Leggett
                John C. Thompson

                Shareholders ratified the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Company for the fiscal year 2001.

                The results of the votes from the annual meeting were
                as follows:
                                              For          Against       Abstain
                                            -------        -------       -------
                  Keith R. Clutter          494,708           100         2,055
                  G. Allen Dickey           495,083           275         1,505
                  John P. Scotford, Sr.     487,248         2,990         6,363
                  Amend Article V           480,418        10,525         5,920
                  Adopt 2001
                    stock option plan       461,385        20,914        14,562
                  Appoint S.R.
                    Snodgrass, A.C.         494,467            --         2,396

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


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
August 3, 2001                            Charles B. Lang
                                          President and Chief Executive
                                          Officer


Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
August 3, 2001                            Kevin Anglemyer
                                          Chief Financial Officer


18