Form 10QSB
period 2001-09-30
TRI STATE 1ST BANK INC
filed 2001-11-14
CIK 1010398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-QSB


     [  X  ]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the quarterly period ended September 30, 2001


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


As of November 9, 2001 there were 654,883 shares outstanding of the issuer's class of common stock.

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

                         TRI-STATE 1ST BANK, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)



                                                  September 30,  December 31,
                                                      2001          2000
                                                  -------------  ------------
                                                         (In thousands)

ASSETS
Cash and due from banks                            $    4,971    $    3,476
Interest-bearing deposits with other banks                 68            66
Federal funds sold                                      3,800         1,350
Investment securities available for sale               22,459        20,999
Investment securities held to maturity
 (market value of $1,440 and $1,582)                    1,389         1,545
Loans                                                  41,676        39,236
Less allowance for loan losses                            493           448
                                                   ----------    ----------
   Net Loans                                           41,183        38,788

Premises and equipment                                  3,291         2,584
Accrued interest and other assets                       1,103         1,084
                                                   ----------    ----------

     TOTAL ASSETS                                  $   78,264    $   69,892
                                                   ==========    ==========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $    8,650    $    8,560
   Interest - bearing demand                           16,563        13,030
   Money market                                         3,877         3,596
   Savings                                             10,744        10,658
   Time                                                22,281        19,757
                                                   ----------    ----------
     Total deposits                                    62,115        55,601

Short-term borrowings                                   6,554         5,486
Accrued interest and other liabilities                    756           310
                                                   ----------    ----------
     TOTAL LIABILITIES                                 69,425        61,397
                                                   ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized 3,000,000
  shares; issued 667,313                                6,571         6,571
Retained earnings                                       2,142         1,884
Treasury stock, at cost (12,430 shares)                  (304)           --
Accumulated other comprehensive income                    430            40
                                                   ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                         8,839         8,495
                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   78,264    $   69,892
                                                   ==========    ==========


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                     Three Months Ended
                                                        September 30,
                                                  -----------------------
                                                     2001          2000
                                                  ---------     ---------
                                                       (In thousands)
INTEREST INCOME
  Interest and fees on loans                      $     898     $     905
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     45            37
  Investment securities:
     Taxable                                            230           214
     Exempt from federal income tax                      95           128
                                                  ---------     ---------
          Total interest income                       1,269         1,285
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              440           421
  Short-term borrowings                                  37            85
                                                  ---------     ---------
          Total interest expense                        477           506
                                                  ---------     ---------

NET INTEREST INCOME                                     792           779

Provision for loan losses                                34            56
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           758           723
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      142           121
  Other                                                  62            52
                                                  ---------     ---------
          Total noninterest income                      204           173
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                        382           350
  Occupancy                                              95            70
  Furniture and equipment                                62            44
  Other                                                 286           225
                                                  ---------     ---------
          Total noninterest expense                     825           689
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              137           207
Income taxes                                             16            27
                                                  ---------     ---------

NET INCOME                                        $     121     $     180
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.18     $    0.27
     Diluted                                           0.18          0.26



See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)


                                                      Nine Months Ended
                                                        September 30,
                                                  -----------------------
                                                     2001          2000
                                                  ---------     ---------
                                                       (In thousands)
INTEREST INCOME
  Interest and fees on loans                      $   2,728     $   2,529
  Interest-bearing deposits with other banks              2             3
  Federal funds sold                                    152           160
  Investment securities:
     Taxable                                            680           614
     Exempt from federal income tax                     294           385
                                                  ---------     ---------
          Total interest income                       3,856         3,691
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                            1,408         1,277
  Short-term borrowings                                 147           193
                                                  ---------     ---------
          Total interest expense                      1,555         1,470
                                                  ---------     ---------

NET INTEREST INCOME                                   2,301         2,221

Provision for loan losses                                82           108
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         2,219         2,113
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      401           350
  Other                                                 194           152
                                                  ---------     ---------
          Total noninterest income                      595           502
                                                  ---------     ---------

NONINTEREST EXPENSE

  Salaries and employee benefits                      1,108           982
  Occupancy                                             267           210
  Furniture and equipment                               166           133
  Other                                                 817           675
                                                  ---------     ---------
          Total noninterest expense                   2,358         2,000
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              456           615
Income taxes                                             58            82
                                                  ---------     ---------

NET INCOME                                        $     398     $     533
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.60     $    0.81
     Diluted                                           0.59          0.80


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                     Accumulated
                                                                           Other
                                  Common    Retained   Treasury   Comprehensive
                                  Stock     Earnings    Stock        Gain         Total
                                ---------  ----------  --------   -------------  --------

                                                  (In thousands)

Balance, December 31, 2000      $ 6,571    $ 1,884     $    --      $  40       $ 8,495

Comprehensive Income:
Net income                                     398                                  398
Net unrealized gain on
 securities, net of taxes                                             390           390
                                                                               --------
Total comprehensive income                                                          788
Purchase of treasury stock                                (304)                    (304)
Dividends declared at
  $0.21 per share                             (140)                                (140)
                                -------    -------     -------      -----      --------
Balance, September 30, 2001     $ 6,571    $ 2,142     $  (304)     $ 430      $  8,839
                                =======    =======     =======      =====      ========


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANK, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                         Nine months ended
                                                            September 30,
                                                       ----------------------
                                                          2001          2000
                                                       ---------    ---------
                                                           (In thousands)
OPERATING ACTIVITIES
   Net income                                          $     398    $     533
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                82          108
     Depreciation, amortization, and accretion, net          226          187
     Increase in accrued interest receivable                 (21)        (149)
     Decrease in accrued interest payable                     45           59
     Other, net                                              202          158
                                                       ---------    ---------
         Net cash provided by operating activities           932          896
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from maturities and repayments               7,319        2,253
     Purchases                                            (8,198)      (3,376)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                 155          118
   Net increase in loans                                  (2,508)      (5,952)
   Purchases of premises and equipment                      (890)        (219)
   Other                                                      --           17
                                                       ---------    ---------
         Net cash used for investing activities           (4,122)      (7,159)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                6,514          446
   Increase in short term borrowings                       1,067        2,464
   Common Stock issued                                        --        2,486
   Purchase of treasury stock                               (304)          --
   Cash dividends paid                                      (140)         (93)
                                                       ---------    ---------
         Net cash provided by financing activities         7,137        5,303
                                                       ---------    ---------

         Increase (decrease) in cash and cash
          equivalents                                      3,947         (960)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           4,892        5,348
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   8,839   $    4,388
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

Recent Accounting Pronouncements
---------------------------------

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

In July 2001, the FASB issued Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The new statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this Statement. At September 30, 2001, the Company has approximately $66,000 of intangibles resulting from the purchase of loans, deposits and a banking facility from another financial institution. Currently management is evaluating what effect the adoption of Statement No. 142 will have on the Company's financial position or results of operations.

Earnings Per Share
------------------

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share: therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.



                                           Three Months Ended   Nine months ended
                                             September 30,        September 30,
                                            2001      2000       2001      2000
                                          --------  --------    --------  --------
Weighted-average common shares used
 to calculate basic earnings per share    661,672    667,313     663,026    659,318

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                  7,651     11,006       7,731     10,265
                                          -------    -------     -------    -------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share     669,323    678,319     670,757    669,583
                                          =======    =======     =======    =======


Supplemental Disclosure of Cash Flow Information
------------------------------------------------
                                                      Nine months ended
                                                          September 30,
                                                   ----------------------
                                                      2001         2000
                                                   ---------    ---------
Cash paid (received) during the period for:
   Interest                                         $1,510         $1,411
   Income taxes                                         89           (25)

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
AND RESULTS OF OPERATIONS

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

Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Bank were $78,264,000 at September 30, 2001, an increase of $8,372,000 or 12.0% over total assets at December 31, 2000. Total deposits for the period increased by $6,514,000 or 11.7% and were the primary funding source for the asset growth. Total loans and federal funds sold comprised most of the asset growth for the period. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $69,392,000 at September 30,2001, representing an increase of $6,196,000 or 9.8% over earning assets at December 31, 2000. Non-earning assets increased $2,176,000 for the period with premises and equipment increasing by 27.4% or $707,000 for the period as a result of fundings for the new branch banking offices recently constructed.

Federal Funds Sold and Investment Securities
--------------------------------------------

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management. Federal funds sold at September 30, 2001 totaled $3,800,000 up $2,450,000 or 181.5% from year-end
2000. On an average basis, federal funds sold were $5.0 million for the first nine months of 2001 compared to $3.3 million for the same prior year period. The bank generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $22,459,000 at September 30, 2001 compared to $20,999,000 at December 31, 2000, an increase of $1,460,000 or 7.0%. Security purchases and calls were up substantially over the same prior year period. Securities that were called during the period increased as a result of recent decreases in short-term interest rates which also affected the number of purchases made during the period as new security purchases were used to replenish those that were called. Total purchases for the period were $8.2 million offset by calls, maturities and regular pay-downs of $7.3 million. This compares to $2.3 million and $3.4 million for the same prior year period, respectively.

Investment securities held to maturity decreased $156,000 or 10.1% in the first nine months of 2001 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans
-----

Loans receivable at September 30, 2001 were $41,676,000 up $2,440,000 from year-end. Overall loan demand for the first nine months of 2001 was strong considering the amount of pay-offs and refinancing experienced during the same period. Loan originations for the first nine months of 2001 approximated $13.1 million, an increase of 22.8% from the prior year. However, loan pay-offs during this same period were $10.5 million compared to $5.8 million in the previous year, an increase of $4.7 million. The increase in pay-offs is attributable to significant decreases in interest rates resulting in many consumers and business refinancing debts to lower rates. The overall composition of the loan portfolio remained stable and did not change much from the composition at December 31, 2000.

-----------------
The following table illustrates the loan composition at September 30, 2001 and December 31, 2000.
                                        September 30,    December 31,
                                            2001             2000
                                        -------------    ------------
                                               (In thousands)
Commercial                                $ 14,459         $ 12,667
Real estate mortgages:
   Construction                                190               --
   Residential                              18,345           17,757
   Commercial                                3,177            3,490
Consumer                                     5,505            5,322
                                          --------         --------
                                            41,676           39,236
Less allowance for loan losses                 493              448
                                          --------         --------
Net loans                                 $ 41,183         $ 38,788
                                          ========         ========

Allowance for Loan Losses
-------------------------
The company's allowance for loan losses was $493,000 at September 30, 2001 compared to $448,000 at December 31, 2000. This represents a $45,000 or 10.0% increase over December 31, 2000. During the period, the loan loss provision charged to operations totaled $82,000 while net charge-offs totaled $37,000. This compares to a $108,000 loan loss provision and a net charge-off of $60,000 during the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

                                                     Nine months ended
                                                        September 30,
                                                      2001         2000
                                                   ---------    ---------
                                                        (In thousands)


Balance, beginning of period                         $ 448        $ 375
Charge-offs:
  Real estate loans                                     --           14
  Installment loans                                     42           77
  Commercial loans                                      24           13
                                                     -----        -----
     Total charge-offs                                  66          104
                                                     -----        -----
Recoveries:
  Real estate loans                                     --           --
  Installment loans                                     24           44
  Commercial loans                                       5           --
                                                     -----        -----
     Total recoveries                                   29           44
                                                     -----        -----
Net charge-offs                                         37           60
                                                     -----        -----
Provision charged to operations                         82          108
                                                     -----        -----
Balance, end of period                               $ 493        $ 423
                                                     =====        =====

Allowance for Loan Losses (continued)
-------------------------------------

The company believes that the allowance for loan losses at September 30, 2001 of $493,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2001.

Non-Performing Assets
---------------------

On September 30, 2001, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $418,000, an increase of $226,000 from December 31, 2000.

The bank has no impaired loans at September 30, 2001.

The following presents the non-performing assets at September 30, 2001, and December 31, 2000.

                                                    September 30,    December 31,
                                                        2001             2000
                                                    -------------    ------------
                                                          (In thousands)
Non-accrual loans                                      $    --            $  --
Loans past due 90 days or more                             418              192
Restructured loans                                          --               --
                                                       -------          -------
 Total non-performing loans                                418              192
Other real estate owned                                     --               --
                                                       -------          -------
Total non-performing assets                            $   418          $   192
                                                       =======          =======
Non-performing loans as a percentage
 of total loans                                           1.00%            0.49%

Non-performing assets as a percentage
 of total assets                                          0.53%            0.27%

Allowance for loan losses as a percentage
 of non-performing assets                                117.9%           233.3%


Deposits
--------

Deposits are generally the company's primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up $6,514,000 or 11.7% during the first nine months of 2001 when compared to December 31, 2000. All deposit types increased for the nine-month period with interest-bearing demand accounts and time deposits comprising most of the growth.

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

At September 30, 2001 total borrowings consisted solely of securities sold under repurchase agreements. Total agreements for period were $6,554,000 at September 30, 2001 up $1,068,000 or 19.5% from December 31, 2000. Securities sold under repurchase agreements, are agreements with customers of the bank that are collateralized by various bank owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000


Summary of Earnings
-------------------

Net income for the third quarter of 2001 was $121,000 or $0.18 per diluted earnings per share. This compares to net income of $180,000 or $0.26 per diluted share for the same period in 2000. The decrease in net income for the period was a result of increases in noninterest expenses offset by marginal increases in net interest income and noninterest income.

Interest Income
---------------

Interest income on loans decreased $7,000 or 0.8% for the three months ended September 30, 2001 compared to the same prior year period. Average loans for the period grew by $2.7 million or 7.3% while the yield earned on these loans decreased by 104 basis points during the period.

Interest income on federal funds sold increased $8,000 or 21.6% during the third quarter of 2001 when compared to the third quarter of 2000. This increase was a result of a $3.1 million or 148.1% increase in the average balance outstanding offset by a 356 basis point decrease in the yield earned.

Interest income earned on investment securities decreased by $17,000 during the third quarter of 2001 when compared to the same prior year period. This decrease was a result of a 60 basis point decrease on the yield earned on the investment portfolio offset by a $1.5 million or 5.9% increase in the average balance outstanding.

Interest Expense
----------------

Interest expense on deposits increased $19,000 or 4.5% during the three months ended September 30, 2001 when compared to the same prior year period. Average deposits for the quarter grew by $6.1 million or 13.1% offset by a 28 basis point decrease in the rate paid on these funds.

Interest expense on short-term borrowings decreased $48,000 or 56.5% during the third quarter of 2001. This decrease was due mostly to a decrease of 299 basis points in the rate paid on these funds and a $348,000 decrease in the average balance outstanding.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2001 totaled $792,000, an increase of $13,000, or 1.7%, over the same prior year period. The increase in net interest income was mostly attributable to a decrease in the company's cost of funds for the period.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the third quarter of 2001 was $34,000, a decrease of $22,000 or 39.3% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality and Management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $31,000 or 17.9% in the third quarter of 2001 compared to the same prior year period. Other income increased by $10,000 or 19.2% while service fees on deposit accounts increased by $21,000 or 17.4%. The increases were attributable to increases in the number of deposit accounts serviced by the bank as well as recent increases in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $32,000 or 9.1% in the third quarter of 2001. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 9.4% from September 30, 2000 to September 30, 2001 as a result of increased staffing level needs.

Net occupancy expense increased $25,000 or 35.7% in the third quarter of 2001 due to the ongoing expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened during the second quarter of this year in addition to the opening of a limited-service loan production office which was opened in late 2000. As a result of these new facilities, future occupancy costs are expected to continue to increase.

Furniture and equipment expense increased by $18,000 or 40.9% in the third quarter of 2001. The increased costs are mostly associated with increased depreciation expense and other equipment costs from the opening of additional branch banking offices and a new loan production office.

Other expenses increased $61,000 or 27.1% during the third quarter of 2001 as compared to the same period in 2000. Increases in other expenses during this period included an increase in postage and telephone costs, fees associated with the bank's new credit card program implemented in the third quarter of 2000, audit and examinations fees and an overall increase in general and administrative expenses.

The provision for income tax was $16,000 in the third quarter of 2001 compared to $27,000 in the same prior year period. This represents an $11,000 decrease and is attributable to a decrease in taxable income.


COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2001 AND 2000


Summary of Earnings
-------------------

Net income for the nine months ended September 30, 2001 was $398,000 or $0.59 per diluted earnings per share. This compares to net income of $533,000 or $0.80 per diluted share for the same period in 2000. The decrease in net income for the period was a result of increases in noninterest expenses, offset by marginal increases in net interest income and noninterest income.

Interest Income
---------------

Interest income on loans increased $199,000 or 7.9% for the nine months ended September 30, 2001 compared to the same prior year period. Average loans for the period grew by $4.0 million or 11.1%, offset by a 49 basis point decrease in the yield earned.

Interest income on federal funds sold decreased $8,000 or 5.0% during the nine months ended September 30, 2001 when compared to the same prior year period. This decrease was a result of a 237 basis point decrease in the yield earned offset by a $1.7 million or 51.0% increase in the average balance outstanding.

Interest income earned on investment securities decreased by $25,000 or 2.5% during the nine months ended September 30, 2001 when compared to the same prior year period. This decrease was a result of a 33 basis points decrease on the yield earned on the investment portfolio offset by an increase of $426,000 in the average balance outstanding.

Interest Expense
----------------

Interest expense on deposits increased $131,000 or 10.3% during the first nine months of 2001 when compared to the same prior year period. Average deposits for the period grew by $3.8 million or 7.9% with an 8 basis point increase in the rate paid on these funds.

Interest expense on short-term borrowings decreased $46,000 or 23.8% during the nine months ended September 30, 2001. This decrease was due to an increase in the average balance of short-term borrowings outstanding of $1.1 million or 22.8%, offset by a 173 basis point decrease in the rate paid on these funds.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the nine months ended September 30, 2001 totaled $2,301,000, an increase of $80,000, or 3.6%, over the same prior year period. The increase in net interest income was a result of an increase in the bank's average earning assets offset by a decrease in the yields earned on those assets, along with decreases in the cost of funds on interest-bearing liabilities.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the nine months ended September 30, 2001 was $82,000, a decrease of $26,000 or 24.1% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality and Management's ongoing analysis of the adequacy of the allowance for loan losses.


Noninterest Income
------------------

Total noninterest income increased $93,000 or 18.5% in the first nine months of 2001 compared to the same prior year period. Other income increased by $42,000 or 27.6% while service fees on deposit accounts increased by $51,000 or 14.6%. The increases were attributable to increases in the number of deposit accounts serviced by the bank as well as recent increases in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $126,000 or 12.8% in the first nine months of 2001. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees. Total full-time equivalent employees increased by 9.4% from September 30, 2000 to September 30, 2001 as a result of increased staffing level needs.

Net occupancy expense increased $57,000 or 27.1% in the first nine months of 2001 due to the ongoing expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened during the second quarter of this year in addition to the opening of a limited-service loan production office which was opened in late 2000. As a result of these new facilities, future occupancy costs are expected to continue to increase.

Furniture and equipment expense increased by $33,000 or 24.8% in the first nine months of 2001. The increased costs are associated mostly with increased depreciation expense and other equipment costs from the opening of additional branch banking offices and a new loan production office.

Other expenses increased $142,000 or 21.0% during the nine months ended September 30, 2001 as compared to the same period in 2000. Increases in other expenses during this period included an increase in postage and telephone costs, fees associated with the bank's new credit card program implemented in late 2000, audit and examinations fees and an overall increase in general and administrative expenses.

The provision for income tax was $58,000 in the nine months ended September 30, 2001 compared to $82,000 in the same prior year period. This represents a decrease of $24,000 and is attributable to a decrease in taxable income.

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

Capital Requirements
--------------------
Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2001, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2001 and December 31, 2000, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the company's capital position and minimum requirements:

                                    September 30, 2001     December 31, 2000
                                    ------------------     -----------------
                                      Amount   Ratio         Amount   Ratio
                                      ------   -----         ------   -----
                                            (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------
Actual                                $ 9,139  19.51%       $ 8,823   21.59%
For Capital Adequacy Purposes           3,748   8.00          3,269    8.00
To Be Well Capitalized                  4,685  10.00          4,087   10.00

Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------
Actual                                $ 8,646  18.46%       $ 8,375   20.49%
For Capital Adequacy Purposes           1,874   4.00          1,635    4.00
To Be Well Capitalized                  2,811   6.00          2,452    6.00

Tier 1 Capital
  (to Average Assets)
--------------------
Actual                                $ 8,646  11.67%       $ 8,375   11.98%
For Capital Adequacy Purposes           2,963   4.00          2,777    4.00
To Be Well Capitalized                  3,704   5.00          3,471    5.00


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


                                      Tri-State 1st Bank, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
November 9, 2001                          Charles B. Lang
                                          President and Chief Executive
                                          Officer

Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
November 9, 2001                          Kevin Anglemyer
                                          Chief Financial Officer


18