Form 10KSB
period 2001-12-31
TRI STATE 1ST BANK INC
filed 2002-03-19
CIK 1010398

                      US SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-KSB

     [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the fiscal year ended December 31, 2001

                                       OR

     [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
          For the transition period from ________________ to ________________

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [_].

Issuer's revenues for its most recent fiscal year: $5.8 million.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the averaged bid and ask price on March 6, 2002, was $10,093,218 (469,452 shares at $21.50 per share).

As of March 6, 2002, there were 720,298 shares outstanding of the registrant's Common Stock.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2001 are incorporated by reference into Parts I and II, and portions of the Proxy Statement for the annual sharesholders meeting to be held on April 17, 2002 are incorporated by reference into Part III.
Transitional Small Business disclusure format (check one)   Yes        No   X
                                                                 ---       ---

                            Tri-State 1st Bank, Inc.
                                   Form 10-KSB
                                Table of Contents

                                                                          Page
                                                                         Number
                                                                         ------
Part I

     Item 1.  Description of Business                                     3-11

     Item 2.  Description of Properties                                    11

     Item 3.  Legal Proceedings                                            12

     Item 4.  Submission of Matters to a Vote of Security Holders          12

Part II

     Item 5.  Market for Common Equity and Related Stockholder Matters     12

     Item 6.  Management's Discussion and Analysis                         12

     Item 7.  Financial Statements                                         12

     Item 8.  Changes in and disagreements with Accountants on
              Accounting and Financial Disclosure                          12

Part III

     Item 9.  Directors, Executive Officers, Promoters and
              Control Persons                                              12

     Item 10. Executive Compensation                                       12

     Item 11. Security Ownership of Certain Beneficial Owners and
              Management                                                   12

     Item 12. Certain Relationships and Related Transactions               12

     Item 13. Exhibits and Reports on Form 8-K                             13

Signatures                                                                 14

PART I

Item 1. Description of Business
-------------------------------

General
-------

Certain information required by this section is presented on page 37 of the 2001 Annual Report and is incorporated herein by reference.

As of December 31, 2001, the company had 51 full-time employees and 12 part-time employees. The company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

Supervision and Regulation
--------------------------

The company is subject to regulation under the Bank Holding Company Act of 1956 as amended, and as such is subject to regulation by the Federal Reserve Board ("FRB"). Bank holding companys are required to file with the FRB certain reports and other information regarding their business operations and those of its subsidiaries. A bank holding company and its subsidiaries are also subject to examination by the FRB.

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

Competition and Market area
---------------------------

Business is conducted through seven full-service banking offices and one limited-service loan production office located in the Upper Ohio Valley area which constitutes the tri-state region of Columbiana County, Ohio, Hancock County, West Virginia and Beaver County, Pennsylvania. The Upper Ohio Valley has long been an important industrial community of the United States. The company is not dependent upon any single industry or business for its banking opportunities.

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

Statistical Disclosures by Bank Holding Companies
-------------------------------------------------

I. Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

Rate/Volume Analysis
--------------------

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the company's interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the changes attributable to the combined impact of volume and rate. The change in interest rate due to both rate and volume in the rate/volume analysis table table have been allocated to changes due to rate and volume in proportion to the absolute amounts of changes in each.

                                                 For the Year Ended December 31,
                                                         2001 vs 2000
                                          -----------------------------------------
                                                  Increase (Decrease) Due to
                                          -----------------------------------------
                                                                            Total
                                                                          Increase
                                             Volume         Rate         (Decrease)
                                          -----------    -----------    -----------
Interest-earning assets:
  Federal funds sold                      $    95,464    $  (103,083)   $    (7,619)
  Taxable investment securities               (14,806)        52,986         38,180
  Nontaxable investment securities (1)        (98,524)       (37,298)      (135,822)
  Loans (1)                                   207,348       (141,812)        65,536
                                          -----------    -----------    -----------
     Total interest-earning assets            189,482       (229,207)       (39,725)
                                          -----------    -----------    -----------
Interest-bearing liabilities:
  Interest-bearing demand                      43,072        (85,989)       (42,917)
  Money market accounts                        (4,776)       (19,878)       (24,654)
  Savings deposits                             (6,054)       (65,355)       (71,409)
  Time deposits                               175,688         28,060        203,748
  Short-term borrowings                        28,727       (133,671)      (104,944)
                                          -----------    -----------    -----------
     Total interest-bearing liabilities       236,657       (276,833)       (40,176)
                                          -----------    -----------    -----------

Net change in net interest income         $   (47,175)   $    47,626    $       451
                                          ===========    ===========    ===========

(1)  Computed on a tax equivalent basis using a 34% federal income tax rate.

--------------------------------

                                             For the Year Ended December 31,
                                                      2000 vs 1999
                                          -----------------------------------
                                               Increase (Decrease) Due to
                                          -----------------------------------
                                                                       Total
                                                                     Increase
                                            Volume        Rate      (Decrease)
                                          ---------    ---------    ---------
Interest-earning assets:
  Federal funds sold                      $ (15,045)   $  34,490    $  19,445
  Taxable investment securities              48,969       50,293       99,262
  Nontaxable investment securities (1)       60,756        1,519       62,275
  Loans (1)                                 595,121       58,276      653,397
                                          ---------    ---------    ---------
     Total interest-earning assets          689,801      144,578      834,379
                                          ---------    ---------    ---------
Interest-bearing liabilities:
  Interest-bearing demand                    49,644       13,596       63,240
  Money market accounts                     (16,627)        (228)     (16,855)
  Savings deposits                              225          784        1,009
  Time deposits                              17,676       45,513       63,189
  Short-term borrowings                     130,076       43,627      173,703
                                          ---------    ---------    ---------
     Total interest-bearing liabilities     180,994      103,292      284,286
                                          ---------    ---------    ---------

Net change in net interest income         $ 508,807    $  41,286    $ 550,093
                                          =========    =========    =========

(1)  Computed on a tax equivalent basis using a 34% federal income tax rate.

Additional information required by this section is presented on page 36 of the 2001 Annual Report and is incorporated herein by reference.


II. Investment Portfolio
------------------------

A.   Book Value of Investment Portfolio
---------------------------------------

The required information is presented under Part II, Item 8. - Financial Statements

B.   Maturity and Yield Information
-----------------------------------

The following table sets forth the maturity of investments at December 31, 2001 and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields for the scheduled maturity of each investment.


                                         1 Year    5 Years
                              Within 1   Through   Through   Over 10
                                Year     5 Years   10 Years   Years     Total
                              --------   -------   --------  -------   -------
                                            (Dollars in thousands)

U. S. Treasury securities
  and other U.S. Government
  agencies and corporations    $   700   $ 8,096   $ 1,965   $  --     $10,761
Obligations of states and
  political subdivisions           200     3,755     5,295       258     9,508
Mortgage-backed securities        --          33       140     1,438     1,611
                               -------   -------   -------   -------   -------
                               $   900   $11,884   $ 7,400   $ 1,696   $21,880
                               =======   =======   =======   =======   =======

-----------------------------------------------

                                         1 Year    5 Years
                              Within 1   Through    Through  Over 10
                                Year     5 Years   10 Years   Years     Total
                              --------   -------   --------  -------   -------

U. S. Treasury securities
  and other U.S. Government
  agencies and corporations     6.46%     5.93%     5.96%       --%     5.97%
Obligations of states and
  political subdivisions        7.48      8.47      7.71      8.26      8.02
Mortgage-backed securities        --      6.38      6.40      6.34      6.35
                                -----     -----     -----     -----     -----
                                6.69%     6.74%     7.22%     6.63%     6.89%
                                =====     =====     =====     =====     =====


Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C.   Aggregate Book Value of Securities Exceeding 10% of Stockholders' Equity

Excluding those holdings of the investment portfolio in U.S. Treasury securities and other agencies and corporations of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the company's shareholders' equity equity at December 31, 2001.

III. Loan Portfolio
-------------------

A.   Types of Loans
-------------------

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

                                                              At December 31,
                                           ---------------------------------------------------
                                                     2001                        2000
                                           ----------------------       ----------------------
                                            Amount        Percent        Amount        Percent
                                           --------       -------       --------       -------
                                                           (Dollars in Thousands)
Real Estate Loans:
    Construction                           $    145         0.34%       $    --           -- %
    1 - 4 Family                             18,261        42.72          17,797        45.35
    Commercial                                3,057         7.15           3,490         8.89
Commercial Loans                             16,075        37.60          12,662        32.27
Consumer Loans                                5,209        12.19           5,291        13.49
                                           --------       -------       --------       -------

      Total                                  42,747       100.00%         39,240       100.00%
                                                          =======                      =======
Deferred loan origination fees and costs         19                           (4)
Allowance for possible loan losses             (443)                        (448)
                                           --------                     --------

      Net loans                            $ 42,323                     $ 38,788
                                           ========                     ========

The Bank's lending policy requires the application and satisfaction of certain underwriting standards prior to funding any loan, among which are documentation requirements to include credit and collateral value analysis. Credit qualifications entails evaluation of business cash flows or consumer income available to service debt payments. Secondary sources of repayment, including collateral and guarantees may be requested as well. Lending opportunities typically are restricted to the market areas the Bank's branches serve.

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

B.   Maturities and Sensitivities of Loans to Changes in Interest Rates
-----------------------------------------------------------------------

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 2001, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

                                                        Maturing
                                          -------------------------------------
                                                    Through    After
                                          Within      Five     Five
                                           1 Year    Years     Years     Total
                                          -------   -------   -------   -------
                                                  (Dollars in Thousands)
Commercial and agricultural               $ 6,119   $ 3,687   $ 6,269   $16,075
Real estate - construction                    145      --        --         145
                                          -------   -------   -------   -------

      Total                               $ 6,264   $ 3,687   $ 6,269   $16,220
                                          =======   =======   =======   =======

Sensitivity of loans to interest rates:
  Predetermined interest rates                      $   755   $ 1,184
  Floating interest rates                             2,932     5,085
                                                    -------   -------

      Total                                         $ 3,687   $ 6,269
                                                    =======   =======

C.   Risk Elements
------------------

Certain information required by this section is presented on pages 11, 24 and 37 through 42 of the 2001 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non-performing assets:

                                                                At December 31,
                                                            ----------------------
                                                                2001       2000
                                                               -----       -----
                                                            (Dollars in Thousands)
Loans past due 90 days or more and still accruing interest     $ 286       $ 192
Nonaccrual loans                                                  --          --
Impaired loans                                                    --          --
                                                               -----       -----
Total non-performing loans                                       286         192
Other real estate owned                                           --          --
                                                               -----       -----

Total non-performing assets                                    $ 286       $ 192
                                                               =====       =====

Non-performing loans as a percentage of total loans             0.67%       0.49%

Non-performing assets as a percentage of total assets           0.39%       0.27%

Allowance for loan losses as a percentage of
  non-performing assets                                        155.0%      233.3%

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

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors' ability to honor their agreements is dependent upon the economic stability of the tri-state area. At December 31, 2001, the company did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2002 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV.  Summary of Loan Loss Experience
------------------------------------

A.  Analysis of Loan Loss Experience

The following table sets forth information with respect to the Bank's allowance for loan losses at the dates indicated:

                                                             At December 31,
                                                         ---------------------
                                                           2001         2000
                                                           ----         ----
                                                         (Dollars in Thousands)
Balance, January 1                                         $448         $375
Charge-offs:
   Commercial and agricultural                               44           13
   Real estate mortgages                                    106           14
   Consumer                                                   -           93
                                                           ----         ----
Total charge-offs                                           150          120
                                                           ----         ----

Loan recoveries:
   Commercial and agricultural                                5            -
   Real estate mortgages                                      -            -
   Consumer                                                  29           64
                                                           ----         ----
Total loan recoveries                                        34           64
                                                           ----         ----

Net charge-offs                                             116           56
                                                           ----         ----

Provision charged to operations                             111          129
                                                           ----         ----
Balance, December 31                                       $443         $448
                                                           ====         ====

Net charge-offs as a percent of average loans             0.11%        0.15%

The bank believes that the allowance for loan losses at December 31, 2001 is adequate to cover losses inherent in the portfolio. However, there can be no assurance that the bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2001.

The bank monitors its loan portfolio on a monthly basis, taking into consideration the status of potential problem loans and non-performing assets, as well as trends in delinquencies. Management's determination of of the adequacy of the allowance for loan losses is based on periodic evaluations of the credit portfolio and other relevant factors. In addition to the estimate of the amounts and timing of expected future cash flows on impaired loans, other components of the allowance for loan losses include estimates for loan losses associated within the commercial, consumer and real estate mortgage portfolios, general amounts for historical loss experience, uncertainties in estimating losses, and inherent risks in the various credit portfolios.

B.  Allocation of the Allowance for Possible Loan Losses
--------------------------------------------------------

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

                                                 At December 31,
                                 -------------------------------------------
                                           2001                    2000
                                 ----------------------  -------------------
                                             % of Loans           % of Loans
                                              to Total             to Total
                                    Amount     Loans     Amount     Loans
                                    ------   ----------  ------   ----------
                                            (Dollars in Thousands)
Real Estate Loans:
    Construction                     $  4       0.34%     $  5         -- %
    1 - 4 Family                       74      45.72        84       45.35
    Commercial                         78       7.15        59        8.89
Commercial Loans                      101      37.60       106       32.27
Consumer Loans                        106      12.19       104       13.49
                                              ------                ------
Unallocated                            80                   90
                                     ----                 ----

      Total                          $443     100.00%     $448      100.00%
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

V.   Deposits
-------------

A.   Average Deposits and Rates Paid by Type
--------------------------------------------

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

                                                         Year Ended December 31,
                                                         -----------------------
                                                           2001           2000
                                                         -------        --------
         Amount                                           (Dollars in thousands)
--------------------------
Noninterest-bearing demand                               $ 8,031        $ 8,628
Interest-bearing demand                                   15,704         14,290
Savings                                                   10,573         10,820
Money market                                               4,005          4,187
Time                                                      21,700         18,414
                                                         -------        -------

      Total                                              $60,013        $56,339
                                                         =======        =======

         Rate
--------------------------
Noninterest-bearing demand                                   -- %           -- %
Interest-bearing demand                                     0.75           2.25
Savings deposits                                            1.10           2.50
Money market                                                1.50           2.75
Time deposits                                               4.87           5.72


Remaining maturity of time certificates of deposit in denominations of $100,000 or more.

The required information is incorporated by reference to page 26 of the 2001 Annual Report.

VI.  Return on Equity
---------------------

The required information is incorporated by reference to page 11 of the 2001 Annual Report.

VII. Short-Term Borrowings
--------------------------

The required information is presented under Part II, Item 8. - Financial Statements.


Item 2.  Description of Properties
----------------------------------

The following are the principal locations of operations of the company and Bank:

                                              Own or                Term of
Description                                    Rent                  Lease
-----------                              -----------------      ---------------
Executive offices of the
company and Bank and main branch
16924 St. Clair Avenue
East Liverpool, OH 43920                       Own                    N/A

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432                               Own                    N/A

Branch office                                                        Lease
15703 St Rt. 170                                                  expiration:
Calcutta, OH 43920                             Rent                   2006

Branch office                                                        Lease
Wal-Mart Store                                                    expiration:
Calcutta, OH 43920                             Rent                   2005

Branch office
1200 North Chestnut Street
New Cumberland, WV 26047                       Own                    N/A

Branch office
627 Midland Avenue
Midland, PA 15059                              Own                    N/A

Branch office                                                        Lease
Bradshaw Square                                                   expiration:
East Liverpool, Ohio                           Rent                   2010

Loan Production office                                               Lease
285 College Avenue                                                expiration:
Beaver, PA 15009                               Rent                   2003

Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

Item 3.  Legal Proceedings
--------------------------

The company is involved in a pending legal proceeding that is considered frivolous in nature. All other pending legal proceedings are considered ordinary routine litigation incidental to banking, to which the company or the bank is a party or of which any of the company's or bank's property is subject.

Item 4.  Submission of Matters to a Vote of Security Holders.
------------------------------------------------------------

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2001.


PART II

Item 5.  Market for Common Equity and Related Stockholder Matters
-----------------------------------------------------------------

The required information is incorporated by reference to page 12 of the 2001 Annual Report.

Item 6.  Management's Discussion and Analysis
---------------------------------------------

The required information is incorporated by reference to pages 37 through 42 of the 2001 Annual Report.

Item 7.  Financial Statements.
-----------------------------

The required information is incorporated by reference to pages 13 through 35 of the 2001 Annual Report.

Item 8.  Changes In and Disagreements With Accountants on Accounting and
------------------------------------------------------------------------
         Financial Disclosure
         --------------------

None.


PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons,
----------------------------------------------------------------------
         Compliance With Section 16(a) of the Exchange Act.
         -------------------------------------------------

The required information is incorporated by reference to pages 4 through 6 of the 2002 Proxy Statement.

Item 10.  Executive Compensation
--------------------------------

The required information is incorporated by reference to page 7 of the 2002 Proxy Statement.

Item 11.  Security Ownership of Certain Beneficial Owners and Management.
------------------------------------------------------------------------

The required information is incorporated by reference to pages 8 through 11 of the 2002 Proxy Statement.

Item 12.  Certain Relationships and Related Transactions.
--------------------------------------------------------

The required information is incorporated by reference to page 11 of the 2002 Proxy Statement.

Item 13.   Exhibits and Reports on Form 8-K.
-------------------------------------------

The following documents are filed as part of this report, except as may be indicated:

(1)  Financial Statements:

The following Consolidated Financial Statements of Tri-State 1st Bank, Inc. together with the Report of Independent Auditors dated February 15, 2002, are included in the 2001 Annual Report of the registrant which is referenced in Part II, Item 7 - Financial Statements and are incorporated herein:

                                                                                                        Page Reference
                                                                                                        --------------
Report of Independent Auditors                                                                                13
Consolidated Balance Sheet, December 31, 2001 and 2000                                                        14
Consolidated Statement of Income for the years ended December 31, 2001 and 2000                               15
Consolidated Statement of Stockholders' Equity for the years ended December 31, 2001 and 2000                 16
Consolidated Statement of Cash Flows for the years ended December 31, 2001 and 2000                           17
Notes to Consolidated Financial Statements                                                                   18-35

(2)  Exhibits and reports of Form 8-K:

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

    (10.1) The 1997 Stock Option Plan is incorporated by reference to the registrant's admendment No. 1 Registration Statement Form SB-2 filed with the Securities and Exchange Commission on December 1, 1999.

     (13) Portions of the Annual Report to Security Holders for the year ended December 31, 2001, filed herewith as exhibit 13.

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


                                       Tri-State 1st Bank, Inc.

Date:  March 6, 2002
                                       By: /s/ Charles B. Lang
                                           -------------------------------------
                                           Charles B. Lang
                                           President

Date:  March 6, 2002
                                       By: /s/ Kevin Anglemyer
                                           -------------------------------------
                                           Kevin Anglemyer
                                           Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name                                               Title                               Date
-----------------------------      ----------------------------------------       -------------

/s/ Charles B. Lang                President                                      March 6, 2002
-----------------------------      (Principal Executive Officer)
Charles B. Lang

/s/ Keith R. Clutter               Secretary                                      March 6, 2002
-----------------------------
Keith R. Clutter

/s/ Kevin Anglemyer                Chief Financial Officer                        March 6, 2002
-----------------------------      (Principal Financial/Accounting Officer)
Kevin Anglemyer

/s/ William E. Blair               Director                                       March 6, 2002
-----------------------------
William E. Blair

/s/ Stephen W. Cooper              Director                                       March 6, 2002
-----------------------------
Stephen W. Cooper

/s/ G. Allen Dickey                Director                                       March 6, 2002
-----------------------------
G. Allen Dickey

/s/ Marvin H. Feldman              Director                                       March 6, 2002
-----------------------------
Marvin H. Feldman

/s/ John P. Scotford, Sr.          Director                                       March 6, 2002
-----------------------------
John P. Scotford, Sr.

/s/ John C. Thompson               Director                                       March 6, 2002
-----------------------------
John C. Thompson