Form 10QSB
period 2002-03-31
TRI STATE 1ST BANK INC
filed 2002-05-09
CIK 1010398

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549


                                  FORM 10-QSB


  [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

        For the quarterly period ended March 31, 2002

  [_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the transition period from _________ to ________

                       Commission File Number: 33-302132

                           TRI-STATE 1ST BANC, INC.
                           ------------------------
       (Exact name of small business issuer as specified in its charter)

                           TRI-STATE 1ST BANK, INC.
                           ------------------------
                   (Former name, if changed since last year)


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

                           Yes  X          No ___
                               ---


As of May 3, 2002 there were 713,178 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes ____  No  X
                                                              ---

                           TRI-STATE 1ST BANC, INC.
                   INDEX TO QUARTERLY REPORT ON FORM 10-QSB


                                                                      Page
                                                                   Reference
                                                                 -------------

Part I - Financial Information

     Item 1.   Financial Statements (unaudited)

               Consolidated Balance Sheet                                 3

               Consolidated Statement of Income                           4

               Consolidated Statement of Comprehensive Income             5

               Consolidated Statement of Changes in Stockholders'
               Equity                                                     6

               Consolidated Statement of Cash Flows                       7

               Notes to Consolidated Financial Statements              8-10

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations                    11-16

Part II   Other Information                                              17

Signatures                                                               18

                           TRI-STATE 1ST BANC, INC.
                          CONSOLIDATED BALANCE SHEET
                                  (Unaudited)


                                                                 March 31,    December 31,
                                                                   2002           2001
                                                                ----------     ---------
                                                                      (In thousands)
ASSETS
Cash and due from banks                                           $ 5,020       $ 4,150
Interest-bearing deposits with other banks                             68            68
Federal funds sold                                                  5,150         1,450
Investment securities available for sale                           20,363        21,038
Investment securities held to maturity
  (market value of $1,222 and $1,242)                               1,190         1,197
Loans                                                              42,332        42,766
Less allowance for loan losses                                        433           443
                                                                  -------       -------
  Net Loans                                                        41,899        42,323

Premises and equipment                                              3,247         3,300
Accrued interest and other assets                                   1,093         1,007
                                                                  -------       -------

   TOTAL ASSETS                                                   $78,030       $74,533
                                                                  =======       =======

LIABILITIES
Deposits:
  Noninterest - bearing demand                                    $ 9,664       $ 9,773
  Interest - bearing demand                                        13,080        13,412
  Money market                                                      3,591         3,373
  Savings                                                          11,389        10,481
  Time                                                             23,486        22,545
                                                                  -------       -------
   Total deposits                                                  61,210        59,584

Short-term borrowings                                               7,708         5,805
Accrued interest and other liabilities                                387           387
                                                                  -------       -------
   TOTAL LIABILITIES                                               69,305        65,776
                                                                  -------       -------

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized
  3,000,000 shares; issued 732,838                                  8,143         8,143
Retained earnings                                                     754           683
Treasury stock, at cost (14,660 and 13,673 shares)                   (326)         (304)
Accumulated other comprehensive income                                154           235
                                                                  -------       -------
   TOTAL STOCKHOLDERS' EQUITY                                       8,725         8,757
                                                                  -------       -------

   TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                     $78,030       $74,533
                                                                  =======       =======

See accompanying unaudited notes to the consolidated financial statements.

                           TRI-STATE 1ST BANC, INC.
                       CONSOLIDATED STATEMENT OF INCOME
                                  (Unaudited)


                                                  Three Months Ended
                                                       March 31,
                                                ----------------------
                                                  2002          2001
                                                --------      --------
                                         (In thousands except per share data)
INTEREST INCOME
  Interest and fees on loans                    $    847      $    936
  Interest-bearing deposits with other banks           1             1
  Federal funds sold                                  15            42
  Investment securities:
     Taxable                                         203           221
     Exempt from federal income tax                   94           100
                                                --------      --------
          Total interest income                    1,160         1,300
                                                --------      --------

INTEREST EXPENSE
  Deposits                                           331           483
  Short-term borrowings                               33            63
                                                --------      --------
          Total interest expense                     364           546
                                                --------      --------

NET INTEREST INCOME                                  796           754

Provision for loan losses                             36            25
                                                --------      --------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                        760           729
                                                --------      --------

NONINTEREST INCOME
  Service fees on deposit accounts                   131           120
  Other                                               58            65
                                                --------      --------
          Total noninterest income                   189           185
                                                --------      --------

NONINTEREST EXPENSE

  Salaries and employee benefits                     376           362
  Occupancy                                          101            82
  Furniture and equipment                             62            50
  Other                                              253           249
                                                --------      --------
          Total noninterest expense                  792           743
                                                --------      --------

INCOME BEFORE INCOME TAXES                           157           171
Income taxes                                          23            23
                                                --------      --------

NET INCOME                                      $    134      $    148
                                                ========      ========

EARNINGS PER SHARE
     Basic                                      $   0.19      $   0.20
     Diluted                                        0.19          0.20

See accompanying unaudited notes to the consolidated financial statements.

                           TRI-STATE 1ST BANC, INC.
                CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                  (Unaudited)

                                                                                    Three Months Ended March 31,
                                                                                      2002               2001
                                                                                -----------------------------------
Net Income                                                                                 $ 134               $ 148
Other comprehensive Income:
   Unrealized gains (losses) on available for sale securities                    $(123)                $318
   Less: Reclassification adjustment for gain included in net income                 -                    -
                                                                                 ---------------       -------------
Other comprehensive income before tax                                                       (123)                318
Income tax expense related to other comprehensive income                                     (42)               (108)
                                                                                           -----               -----
Other comprehensive income (loss), net of tax                                                (81)                210
                                                                                           -----               -----
Comprehensive income                                                                       $  53               $ 358
                                                                                           =====               =====

                           TRI-STATE 1ST BANC, INC.
           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                  (Unaudited)

                                                                 Accumulated
                                                                    Other
                              Common   Retained   Treasury      Comprehensive
                               Stock   Earnings     Stock       Income (Loss)      Total
                              -------  ---------  --------      -------------     -------
                                                 (In thousands)
Balance, December 31, 2001    $ 8,143    $  683    $  (304)         $  235        $ 8,757

Comprehensive Income:
Net income                                  134                                       134
Net unrealized loss on
 securities, net of taxes                                              (81)           (81)
                                                                                  -------
Total comprehensive income                                                             53
Stock options exercised                     (13)        34                             21
Purchase of treasury stock                             (56)                           (56)
Dividends declared at
 $0.07 per share                            (50)                                      (50)
                              -------    ------    -------          ------        -------
Balance, March 31, 2002       $ 8,143    $  754    $  (326)         $  154        $ 8,725
                              =======    ======    =======          ======        =======

See accompanying unaudited notes to the consolidated financial statements.

                           TRI-STATE 1ST BANC, INC.
                     CONSOLIDATED STATEMENT OF CASH FLOWS
                                  (Unaudited)

                                                       Three Months Ended
                                                           March 31,
                                                      --------------------
                                                        2002        2001
                                                      --------    --------
                                                         (In thousands)
OPERATING ACTIVITIES
 Net income                                           $    134    $    148
 Adjustments to reconcile net income to net cash
  provided by operating activities:
   Provision for loan losses                                36          25
   Depreciation, amortization, and accretion, net           87           4
   Increase in accrued interest receivable                 (41)        (29)
   Increase in accrued interest payable                     17          62
   Other, net                                              (81)        (31)
                                                      --------    --------
    Net cash provided by operating activities              152         179
                                                      --------    --------

INVESTING ACTIVITIES
 Investment securities available for sale:
   Proceeds from maturities and repayments                 834       2,028
   Purchases                                              (284)     (2,084)
 Investment securities held to maturity:
   Proceeds from maturities and repayments                   8          11
 Net decrease (increase) in loans                          390        (110)
 Purchases of premises and equipment                       (23)       (369)
                                                      --------    --------
    Net cash (used for) provided by
     investing activities                                  925        (524)
                                                      --------    --------

FINANCING ACTIVITIES
 Net increase in deposits                                1,626       3,830
 Increase in short term borrowings                       1,902         456
 Stock options exercised                                    21           -
 Purchase of treasury stock                                (56)          -
                                                      --------    --------
    Net cash provided by financing activities            3,493       4,286
                                                      --------    --------

    Increase in cash and cash equivalents                4,570       3,941

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD         5,668       4,891
                                                      --------    --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 10,238    $  8,832
                                                      ========    ========

See accompanying unaudited notes to the consolidated financial statements.

                           TRI-STATE 1ST BANC, INC.
                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

NOTE 1   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
---------------------------

The consolidated financial statements of Tri-State 1st Banc, Inc., (the "company"), includes its wholly-owned subsidiaries, 1st National Community Bank, (the "bank") and Gateminder Corporation, ("Gateminder"). All significant intercompany balances and transactions have been eliminated.

Nature of Operations
--------------------

Tri-State 1st Banc, Inc. is the parent company of 1st National Community Bank and Gateminder Corporation. The company was formed as an Ohio corporation on April 24, 1996 and owns and controls all of the capital stock of the bank, a national banking association and Gateminder Corporation, an Ohio corporation. The company is a bank holding company engaging in bank related activities. The company's primary regulator is the Board of Governors of the Federal Reserve System.

The bank was chartered as a national banking association in September 1987, headquartered near East Liverpool, Ohio. Business is conducted through seven full-service offices and one limited-service loan production office located throughout the tri-state area of Columbiana County, Ohio; Hancock County, West Virginia and Beaver County, Pennsylvania. The bank operates as a full service community bank, offering a variety of financial services to meet the needs of its customers. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The bank's deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

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

Stock Dividend
--------------

On November 7, 2001, the Board of Directors approved a 10 percent stock dividend, payable January 11, 2002 to stockholders of record as of December 20, 2001. Total shares issued and outstanding, as well as, per share information have been adjusted to reflect the dividend and all prior periods presented have been retroactively restated.

Earnings Per Share
------------------

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share: therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

                                              Three Months Ended
                                                   March 31,
                                               2002        2001
                                             --------    --------
Weighted-average common shares                732,758     734,044

Average treasury stock shares                 (14,660)          -
                                             --------    --------
Weighted-average common shares used
 to calculate basic earnings per share        718,098     734,044

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                      8,882      12,105
                                             --------    --------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share         726,980     746,149
                                             ========    ========

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

                                              Three Months Ended
                                                   March 31,
                                               2002        2001
                                             --------    --------
Cash paid during the period for:
 Interest                                      $  347      $  484
 Income taxes                                      80          40

Recent Accounting Pronouncements
--------------------------------

In July 2001, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (FAS) No. 141, Business Combinations, effective for all business combinations initiated after June 30, 2001, as well as all business combinations accounted for by the purchase method that are completed after June 30, 2001. The new statement requires that the purchase method of accounting be used for all business combinations and prohibits the use of the pooling-of-interests method. The adoption of Statement No. 141 did not have a material effect on the company's financial position or results of operations.

In July 2001, the FASB issued FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. The statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, the new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisition of financial institutions or branches thereof. The FASB has decided to undertake a limited scope project to reconsider the provisions of FAS No. 72 in 2002. Therefore, the adoption of Statement No. 142 is not expected to have a material effect on the company's financial position or results of operations.

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the company's financial statements.

In October 2001, the FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations -- Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. FAS No. 144 is effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, its provisions are to be applied prospectively. The adoption of this statement did not have a material effect on the company's financial statements.

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

Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Banc, Inc. were $78,030,000 at March 31, 2002, an increase of $3,497,000 or 4.7% over total assets at December 31, 2001. Total deposits and securities sold under agreements to repurchase for the period were the primary funding source for the asset growth. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $69,103,000 at March 31, 2002, representing an increase of $2,584,000 or 3.9% over earning assets at December 31, 2001.

Federal Funds Sold and Investment Securities
--------------------------------------------

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management. Federal funds sold at March 31, 2002 totaled $5,150,000 up $3,700,000 or 255.2% from year-end 2001. On an average basis, federal funds sold were $3.8 million for the first three months of 2002 compared to $3.3 million for the same prior year period. The bank generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $20,363,000 at March 31, 2002 compared to $21,038,000 at December 31, 2001, a decrease of $675,000 or
3.2%. Total purchases for the period were $284,000 offset by calls, maturities and regular pay-downs of $835,000, along with a decrease of $122,000 in the market value of the portfolio resulting in the net decrease in the balance for the quarter.

Investment securities held to maturity decreased $7,000 or 0.6% in the first three months of 2002 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans
-----

Loans receivable at March 31, 2002 were $42,332,000 down $434,000 or 1.0% from year-end. Overall loan demand for the first three months of 2002 was strong but not enough to keep pace with the pay-offs and refinancing for the period. Loan originations for the first three months of 2002 approximated $4.9 million, an increase of $900,000 from the same prior year period. However, the loan pay-offs during this same period exceeded $5 million, well above the originations for the year. The overall composition of the loan portfolio remained stable and did not change much from the composition at December 31, 2001.

-----------------

The following table illustrates the loan composition at March 31, 2002 and December 31, 2001.

                                              March 31,    December 31,
                                                2002           2001
                                               -------        -------
                                                  (In thousands)
Commercial                                     $16,041        $16,083
Real estate mortgages:
   Construction                                    173            145
   Residential                                  17,714         18,248
   Commercial                                    3,411          3,056
Consumer                                         4,993          5,234
                                               -------        -------
                                                42,332         42,766
Less allowance for loan losses                     433            443
                                               -------        -------
Net loans                                      $41,899        $42,323
                                               =======        =======

Allowance for Loan Losses
-------------------------

The company's allowance for loan losses was $433,000 at March 31, 2002 compared to $443,000 at December 31, 2001. This represents a $10,000 or 2.3% decrease over December 31, 2001. During the period, the loan loss provision charged to operations totaled $36,000 while net charge-offs totaled $46,000. This compares to a $25,000 loan loss provision and a net recovery of $8,000 during the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

                                                    Three Months Ended
                                                         March 31,
                                                     2002         2001
                                                   ---------    --------
                                                      (In thousands)
Balance, beginning of period                       $     443    $    448
Charge-offs:
  Real estate loans                                        -           -
  Installment loans                                       25           1
  Commercial loans                                        45           -
                                                   ---------    --------
     Total charge-offs                                    70           1
                                                   ---------    --------
Recoveries:
  Real estate loans                                        -           -
  Installment loans                                       14           4
  Commercial loans                                        10           5
                                                   ---------    --------
     Total recoveries                                     24           9
                                                   ---------    --------
Net charge-offs (recoveries)                              46          (8)
                                                   ---------    --------
Provision charged to operations                           36          25
                                                   ---------    --------
Balance, end of period                             $     433    $    481
                                                   =========    ========

The company believes that the allowance for loan losses at March 31, 2002 of $433,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2002.

Non-Performing Assets
---------------------

On March 31, 2002, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $304,000, an increase of $18,000 from December 31, 2001.

The bank has no impaired loans at March 31, 2002.

The following presents the non-performing assets at March 31, 2002, and December 31, 2001.

                                                   March 31,    December 31,
                                                     2002           2001
                                                  ---------       --------
                                                      (In thousands)
Non-accrual loans                                 $       -       $      -
Loans past due 90 days or more                          304            286
Restructured loans                                        -              -
                                                  ---------       --------
Total non-performing loans                              304            286
Other real estate owned                                   -              -
                                                  ---------       --------
Total non-performing assets                       $     304       $    286
                                                  =========       ========
Non-performing loans as a percentage
  of total loans                                        .72%          0.67%

Non-performing assets as a percentage
  of total assets                                      0.39%          0.39%

Allowance for loan losses as a percentage
  of non-performing assets                            142.4%         155.0%

Deposits
--------

Deposits are generally the company's primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up $1,626,000 or 2.7% during the first three months of 2002 when compared to December 31, 2001. All deposit types increased for the three-month period with the exception of demand accounts which decreased by $441,000.

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

At March 31, 2002 total borrowings consisted solely of securities sold under repurchase agreements. Total agreements for period were $7,708,000 at March 31, 2002 up $1,903,000 or 32.8% from December 31, 2001. Securities sold under repurchase agreements, are agreements with customers of the bank that are collateralized by various bank owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001

Summary of Earnings
-------------------

Net income for the first quarter of 2002 was $134,000 or $0.19 per diluted earnings per share. This compares to net income of $148,000 or $0.20 per diluted share for the same period in 2001. The decrease in net income for the period was a result of increases in noninterest expenses and the provision for loan loss offset by marginal increases in net interest income and noninterest income.

Interest Income
---------------

Interest income on loans decreased $89,000 or 9.5% for the three months ended March 31, 2002 compared to the same prior year period. Average loans for the period grew by $3.5 million or 9.1% while the yield earned on these loans decreased by 136 basis points.

Interest income on federal funds sold decreased $27,000 or 64.3% during the first quarter of 2002 when compared to the first quarter of 2001. This decrease was a result of a 356 basis point drop in the yield earned for the period, offset by a $504,000 or 15.5% increase in the average balance outstanding.

Interest income earned on investment securities decreased by $23,000 during the first quarter of 2002 when compared to the same prior year period. This decrease was a result of a 70 basis point decrease on the yield earned on the investment portfolio as well as a $357,000 decrease in the average balance outstanding.

Interest Expense
----------------

Interest expense on deposits decreased $152,000 or 31.5% during the three months ended March 31, 2002 when compared to the same prior year period. Average deposits for the quarter grew by $2.2 million or 4.4% offset by a 132 basis point decrease in the rate paid on these funds.

Interest expense on short-term borrowings decreased $30,000 or 47.7% during the first quarter of 2002. This decrease was due mostly to a decrease of 260 basis points in the rate paid on these funds offset by an increase of $1.2 million or 21.6% increase in the average balance outstanding.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2002 totaled $796,000, an increase of $42,000, or 5.6%, over the same prior year period. The increase in net interest income was mostly attributable to a 33% decrease in the company's cost of funds for the period.

Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the first quarter of 2002 was $36,000, an increase of $11,000 or 44.0% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $4,000 or 2.1% in the first quarter of 2002 compared to the same prior year period. Other income decreased by $7,000 or 10.6% while service fees on deposit accounts increased by $11,000 or 9.2%. The increase in service fees were attributable to increases in the number of deposit accounts serviced by the bank as well as increases in service related fees charged to customers.

Noninterest Expense
-------------------

Total salary and employee benefits increased $14,000 or 3.9% in the first quarter of 2002. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees.

Net occupancy expense increased $19,000 or 23.2% in the first quarter of 2002 due to the ongoing expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened during the second quarter of last year. As a result of these new facilities, future occupancy costs may continue to increase.

Furniture and equipment expense increased by $12,000 or 24.0% in the first quarter of 2002. The increased costs are mostly associated with increased depreciation expense and other equipment costs from the opening of additional branch banking offices and a new loan production office.

Other expenses increased $4,000 or 1.6% during the first quarter of 2002 as compared to the same period in 2001.

The provision for income tax was the same at $23,000 in the first quarter of 2002 and 2001.

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

Capital Requirements
--------------------

Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2002, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2002 and December 31, 2001, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the bank does not materially differ from the company's; therefore, the following table sets forth the company's capital and minimum requirements:

                                        March 31, 2002       December 31, 2001
                                     -------------------    -------------------
                                       Amount    Ratio        Amount    Ratio
                                     ---------  --------    ---------  --------
                                                (Dollars in Thousands)
Total Capital
 (to Risk-weighted Assets)
--------------------------
Actual                               $    9,055    19.94%   $   8,903     18.97%
For Capital Adequacy Purposes             3,632     8.00        3,754      8.00
To Be Well Capitalized                    4,540    10.00        4,693     10.00

Tier 1 Capital
(To Risk-weighted Assets)
-------------------------
Actual                               $    8,622    18.99%   $   8,460     18.03%
For Capital Adequacy Purposes             1,816     4.00        1,877      4.00
To Be Well Capitalized                    2,724     6.00        2,816      6.00

Tier 1 Capital
 (to Average Assets)
--------------------
Actual                               $    8,622    11.30%   $   8,460     10.96%
For Capital Adequacy Purposes             3,051     4.00        2,316      4.00
To Be Well Capitalized                    3,814     5.00        3,860      5.00

                           TRI-STATE 1ST BANC, INC.
                                  FORM 10-QSB

OTHER INFORMATION

Item 1.  Legal Proceedings

         The company is involved in a pending legal proceeding that is considered frivolous in nature but which the outcome is unknown at this time. All other pending legal proceedings are considered ordinary routine litigation incidental to banking, to which the company or the bank, may be a party to or of which any of the company's properties are subject.

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


                                   Tri-State 1st Banc, Inc.
                                   (Registrant)


Date:                              By: /s/ Charles B. Lang
                                      ----------------------------------
May 3, 2002                            Charles B. Lang
                                       President and Chief Executive
                                       Officer

Date:                              By: /s/ Kevin Anglemyer
                                      ----------------------------------
May 3, 2002                            Kevin Anglemyer
                                       Chief Financial Officer

18