Form 10QSB
period 2002-06-30
TRI STATE 1ST BANK INC
filed 2002-08-07
CIK 1010398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

     [X]           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2002

     [_]           TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                   THE SECURITIES EXCHANGE ACT OF 1934


                   For the transition period from           to
                                                   ---------    ---------


                        Commission File Number: 33-302132

                            TRI-STATE 1ST BANC, INC.
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

                                                 Yes  X     No___
                                                     ---


As of August 1, 2002 there were 718,094 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes ___    No  X
                                                               ---

                            TRI-STATE 1ST BANC, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                      Page
                                                                   Reference
                                                                 -------------
Part I - Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet                                 3

              Consolidated Statement of Income                         4-5

              Consolidated Statement of Comprehensive Income             6

              Consolidated Statement of Changes in Stockholders'
              Equity                                                     7

              Consolidated Statement of Cash Flows                       8

              Notes to Consolidated Financial Statements               9-11

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                     12-18


Part II   Other Information                                             19


Signatures                                                              20

                            TRI-STATE 1ST BANC, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)

                                                    June 30,    December 31,
                                                      2002          2001
                                                   ----------   ------------
                                                       (In thousands)

ASSETS

Cash and due from banks                            $    5,667    $    4,150
Interest-bearing deposits with other banks                 73            68
Federal funds sold                                      2,500         1,450
Investment securities available for sale               22,540        21,038
Investment securities held to maturity
 (market value of $1,128 and $1,242)                    1,082         1,197
Loans                                                  43,736        42,766
Less allowance for loan losses                            471           443
                                                   ----------    ----------
   Net Loans                                           43,265        42,323

Premises and equipment                                  3,253         3,300
Accrued interest and other assets                       1,055         1,007
                                                   ----------    ----------

     TOTAL ASSETS                                  $   79,435    $   74,533
                                                   ==========    ==========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $   11,215    $    9,773
   Interest - bearing demand                           15,232        13,412
   Money market                                         3,127         3,373
   Savings                                             12,005        10,481
   Time                                                23,624        22,545
                                                   ----------    ----------
     Total deposits                                    65,203        59,584

Short-term borrowings                                   4,755         5,805
Accrued interest and other liabilities                    434           387
                                                   ----------    ----------
     TOTAL LIABILITIES                                 70,392        65,776
                                                   ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; authorized
  3,000,000 shares; issued 732,838                      8,143         8,143
Retained earnings                                         791           683
Treasury stock, at cost (14,744 and 13,673 shares)       (328)         (304)
Accumulated other comprehensive income                    437           235
                                                   ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                         9,043         8,757
                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   79,435    $   74,533
                                                   ==========    ==========


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                        June 30,
                                                  -----------------------
                                                     2002          2001
                                                  ---------     ---------
                                          (In thousands except per share data)

INTEREST INCOME
  Interest and fees on loans                      $     839     $     894
  Interest-bearing deposits with other banks              6             1
  Federal funds sold                                     14            66
  Investment securities:
     Taxable                                            195           229
     Exempt from federal income tax                     102            98
                                                  ---------     ---------
          Total interest income                       1,156         1,288
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              322           485
  Short-term borrowings                                  33            48
                                                  ---------     ---------
          Total interest expense                        355           533
                                                  ---------     ---------

NET INTEREST INCOME                                     801           755

Provision for loan losses                                24            24
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           777           731
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      136           139
  Investment security gains                               4             -
  Other                                                  79            67
                                                  ---------     ---------
          Total noninterest income                      219           206
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        415           365
  Occupancy                                              98            89
  Furniture and equipment                                66            55
  Other                                                 274           281
                                                  ---------     ---------
          Total noninterest expense                     853           790
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              143           147
Income taxes                                             14            18
                                                  ---------     ---------

NET INCOME                                        $     129     $     129
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.18     $    0.17
     Diluted                                           0.18          0.17


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     Six Months Ended
                                                        June 30,
                                                  -----------------------
                                                     2002          2001
                                                  ---------     ---------
                                           (In thousands except per share data)

INTEREST INCOME
  Interest and fees on loans                      $   1,686     $   1,830
  Interest-bearing deposits with other banks              6             2
  Federal funds sold                                     29           108
  Investment securities:
     Taxable                                            398           449
     Exempt from federal income tax                     197           199
                                                  ---------     ---------
          Total interest income                       2,316         2,588
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              653           967
  Short-term borrowings                                  66           111
                                                  ---------     ---------
          Total interest expense                        719         1,078
                                                  ---------     ---------

NET INTEREST INCOME                                   1,597         1,510

Provision for loan losses                                60            49
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         1,537         1,461
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      267           259
  Investment security gains                               4             -
  Other                                                 136           132
                                                  ---------     ---------
          Total noninterest income                      407           391
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        791           727
  Occupancy                                             199           172
  Furniture and equipment                               129           105
  Other                                                 525           529
                                                  ---------     ---------
          Total noninterest expense                   1,644         1,533
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              300           319
Income taxes                                             36            42
                                                  ---------     ---------

NET INCOME                                        $     264     $     277
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.37     $    0.38
     Diluted                                           0.36          0.37


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                                            Six Months Ended June 30,
                                                        -----------------------------------
                                                              2002               2001
                                                        ----------------   ----------------
Net Income                                                         $264               $277
Other comprehensive income:
   Unrealized gains on available for
     sale securities                                    $ 310              $ 278
   Less: Reclassification adjustment for
         gain included in net income                        4                  -
                                                        -----      ----    -----      ----
Other comprehensive income before tax                     306                278
Income tax expense related to other
   Comprehensive income                                  (104)               (95)
                                                        -----              -----
Other comprehensive income, net of tax                    202                183
                                                                   ----               ----
Comprehensive income                                               $466               $460
                                                                   ====               ====

                                     TRI-STATE 1ST BANC, INC.
                   CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                         (Unaudited)

                                                              Accumulated
                                                                  Other
                                Common   Retained  Treasury  Comprehensive
                                Stock    Earnings   Stock        Income     Total
                              --------- ---------- --------  ------------- --------
                                               (In thousands)
Balance, December 31, 2001     $ 8,143   $  683     $ (304)     $   235     $ 8,757

Comprehensive Income:
Net income                                  264                                 264
Net unrealized gain on
 securities, net of taxes                                           202         202
                                                                            -------
Total comprehensive income                                                      466
Stock options exercised                     (54)       144                       90
Purchase of treasury stock                            (168)                    (168)
Dividends declared at
 $0.14 per share                           (102)                               (102)
                               -------   -------    -------     --------    -------
Balance, June 30, 2002         $ 8,143   $  791     $ (328)     $   437     $ 9,043
                               =======   =======    =======     ========    =======

See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                   (Unaudited)

                                                          Six Months Ended
                                                               June 30,
                                                       ----------------------
                                                          2002         2001
                                                       ---------    ---------
                                                           (In thousands)

OPERATING ACTIVITIES
   Net income                                          $     264    $     277
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                60           49
     Depreciation, amortization, and accretion, net          204          123
     Investment security gains                                (4)           -
     Increase in accrued interest receivable                  21           27
     Decrease in accrued interest payable                    (10)          (1)
     Other, net                                              (90)         (15)
                                                       ---------    ---------
         Net cash provided by operating activities           445          460
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
   Proceeds from sales                                       250            -
     Proceeds from maturities and repayments               3,577        5,792
     Purchases                                            (5,025)      (5,586)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                 117          146
   Net increase in loans                                  (1,050)         (51)
   Purchases of premises and equipment                      (130)        (804)
                                                       ---------    ---------
         Net cash used for investing activities           (2,261)        (503)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                5,618        8,776
   (Decrease) Increase in short term borrowings           (1,050)          79
   Stock options exercised                                    90           -
   Purchase of treasury stock                               (168)        (275)
   Cash dividends paid                                      (102)         (94)
                                                       ---------    ---------
         Net cash provided by financing activities         4,388        8,486
                                                       ---------    ---------

         Increase in cash and cash equivalents             2,572        8,443

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,668        4,891
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   8,240    $  13,334
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

                                           Three Months Ended   Six Months Ended
                                                June 30,             June 30,
                                           2002       2001       2002      2001
                                         --------   --------   -------    -------
Weighted-average common shares            732,838    734,044   732,838    734,044

Average treasury stock shares             (15,445)    (1,629)  (15,094)      (819)
                                         --------   --------   -------    -------
Weighted-average common shares used
 to calculate basic earnings per share    717,393    732,415   717,744    733,225

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                  6,511      8,045     6,724      8,856
                                         --------   --------   -------    -------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share     723,904    740,460   724,468    742,081
                                         ========   ========   =======    =======

Options to purchase 26,068 shares of common stock at prices from $24.00 to $25.45 were outstanding during the 2002 and 2001 period, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Supplemental Disclosure of Cash Flow Information
------------------------------------------------

                                                      Six Months Ended
                                                          June 30,
                                                   ----------------------
                                                      2002         2001
                                                   ---------    ---------
Cash paid during the period for:
   Interest                                         $ 732         $1,079
   Income taxes                                       154             80

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

On January 1, 2002, the company adopted FAS No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. This statement changes the accounting for goodwill from an amortization method to an impairment-only approach. Thus, amortization of goodwill, including goodwill recorded in past business combinations, will cease upon adoption of this statement. However, this new statement did not amend FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, which requires recognition and amortization of unidentified intangible assets relating to the acquisitions of financial institutions of branches thereof. The FASB has undertaken a limited scope project to reconsider the provisions of FAS No. 72 in 2002 and has issued an exposure draft of a proposed statement, Acquisitions of Certain Financial Institutions, that would remove acquisitions of financial institutions from the scope of FAS No. 72. The adoption of this proposed statement would require all goodwill originating from acquisitions that meet the definition of a business combination as defined in Emerging Issues Task Force Issue ("EITF") No. 98-3 to be discontinued. The adoption of FAS No. 142 did not have a material effect on the company's financial position or results of operations.

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

On January 1, 2002, the company adopted FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of this statement did not have a material effect on the company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as and extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statment also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the company's financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the company's financial statements.

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


Summary of Financial Condition
------------------------------

The consolidated assets of Tri-State 1st Banc, Inc. were $79,435,000 at June 30, 2002, an increase of $4,902,000 or 6.6% over total assets at December 31, 2001. Total deposits for the period were the primary funding source for the asset growth. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $69,929,000 at June 30, 2002, representing an increase of $3,410,000 or 5.1% over earning assets at December 31, 2001.


Federal Funds Sold and Investment Securities
--------------------------------------------

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management. Federal funds sold at June 30, 2002 totaled $2,500,000 up $1,050,000 or 72.4% from year-end 2001. On an average basis, federal funds sold were $3.4 million for the first six months of 2002 compared to $4.8 million for the same prior year period. The bank generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $22,540,000 at June 30, 2002 compared to $21,038,000 at December 31, 2001, an increase of $1,502,000 or 7.1%. Total purchases for the period were $5.0 million offset by calls, sales, maturities and regular pay-downs of $3.6 million, along with an increase of $306,000 in the market value of the portfolio resulting in the net increase in the balance for the period.

Investment securities held to maturity decreased $117,000 or 9.8% in the first six months of 2002 when compared to the prior year-end. This decrease was attributable to scheduled principal repayments as there were no additions to the held to maturity portfolio during the period.


Loans
-----

Loans receivable at June 30, 2002 were $43,736,000 up $970,000 or 2.3% from year-end. Overall loan demand for the first six months of 2002 was strong. However pay-offs and refinancing for the period were also strong. Loan originations for the first six months of 2002 approximated $10.3 million, an increase of $900,000 from the same prior year period. The overall composition of the loan portfolio remained stable and did not change much from the composition at December 31, 2001.

-----------------

The following table illustrates the loan composition at June 30, 2002 and December 31, 2001.

                                           June 30,   December 31,
                                            2002          2001
                                          --------      --------
                                               (In thousands)
Commercial                                $ 16,446      $ 16,083
Real estate mortgages:
   Construction                                 79           145
   Residential                              18,575        18,248
   Commercial                                3,609         3,056
Consumer                                     5,027         5,234
                                          --------      --------
                                            43,736        42,766
Less allowance for loan losses                 471           443
                                          --------      --------
Net loans                                 $ 43,265      $ 42,323
                                          ========      ========


Allowance for Loan Losses
-------------------------
The company's allowance for loan losses was $471,000 at June 30, 2002 compared to $443,000 at December 31, 2001. This represents a $28,000 or 6.3% increase over December 31, 2001. During the period, the loan loss provision charged to operations totaled $60,000 while net charge-offs totaled $32,000. This compares to a $49,000 loan loss provision and net charge-offs of $36,000 during the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

                                                      Six Months Ended
                                                          June 30,
                                                      2002         2001
                                                   ---------    ---------
                                                        (In thousands)

Balance, beginning of period                       $     443    $     448
Charge-offs:
  Real estate loans                                        -            -
  Installment loans                                       25           33
  Commercial loans                                        45           24
                                                   ---------    ---------
     Total charge-offs                                    70           57
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        -            -
  Installment loans                                       18           16
  Commercial loans                                        20            5
                                                   ---------    ---------
     Total recoveries                                     38           21
                                                   ---------    ---------
Net charge-offs                                           32           36
                                                   ---------    ---------
Provision charged to operations                           60           49
                                                   ---------    ---------
Balance, end of period                             $     471    $     461
                                                   =========    =========

The company believes that the allowance for loan losses at June 30, 2002 of $471,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2002.

Non-Performing Assets
---------------------

On June 30, 2002, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $257,000, a decrease of $29,000 from December 31, 2001.

The bank has no impaired loans at June 30, 2002.

The following presents the non-performing assets at June 30, 2002, and December 31, 2001.

                                                   June 30,   December 31,
                                                     2002         2001
                                                  ----------  ------------
                                                      (In thousands)

Non-accrual loans                                 $      169   $        -
Loans past due 90 days or more                            88          286
Restructured loans                                         -            -
                                                  ----------   ----------
 Total non-performing loans                              257          286
Other real estate owned                                    -            -
                                                  ----------   ----------
Total non-performing assets                       $      257   $      286
                                                  ==========   ==========
Non-performing loans as a percentage
 of total loans                                          .59%       0.67%

Non-performing assets as a percentage
 of total assets                                        0.32%       0.39%

Allowance for loan losses as a percentage
 of non-performing assets                              183.3%      155.0%


Deposits
--------

Deposits are generally the company's primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up $5,619,000 or 9.4% during the first six months of 2002 when compared to December 31, 2001. All deposit types increased for the six-month period with the exception of money market accounts which decreased by $247,000.


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

At June 30, 2002 total borrowings consisted solely of securities sold under repurchase agreements. Total agreements for period were $4,755,000 at June 30, 2002 down $1,050,000 or 18.1% from December 31, 2001. Securities sold under repurchase agreements, are agreements with customers of the bank that are collateralized by various bank owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2002 AND 2001


Summary of Earnings
-------------------

Net income for the second quarter of 2002 and 2001 was the same for both periods at $129,000. Diluted earnings per share for the periods were $0.18 for 2002 compared to $0.17 in 2001. Net interest income for 2002 was up $46,000 and noninterest income was up $13,000 offset by an increase in noninterest expenses of $63,000.


Interest Income
---------------

Interest income on loans decreased $55,000 or 6.2% for the three months ended June 30, 2002 compared to the same prior year period. Average loans for the period grew by $4.1 million or 10.5% while the yield earned on these loans decreased by 130 basis points.

Interest income on federal funds sold decreased $52,000 or 78.7% during the second quarter of 2002 when compared to the second quarter of 2001. This decrease was a result of a 229 basis point drop in the yield earned for the period, as well as a $3.3 million or 51.7% decrease in the average balance outstanding.

Interest income earned on investment securities decreased by $29,000 during the second quarter of 2002 when compared to the same prior year period. This decrease was a result of a 65 basis point decrease on the yield earned on the investment portfolio as well as a $1.8 million decrease in the average balance outstanding.


Interest Expense
----------------

Interest expense on deposits decreased $163,000 or 33.5% during the three months ended June 30, 2002 when compared to the same prior year period. Average deposits for the quarter decreased by $198,000 along with a 122 basis point decrease in the rate paid on these funds.

Interest expense on short-term borrowings decreased $15,000 or 31.3% during the second quarter of 2002. This decrease was due mostly to a decrease of 132 basis points in the rate paid on these funds offset by an increase of $958,000 or 16.6% increase in the average balance outstanding.


Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2002 totaled $801,000, an increase of $46,000, over the same prior year period. The increase in net interest income was mostly attributable to the strong decreases in the company's cost of funds for the period.


Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the second quarter of 2002 was $24,000. This is the same amount that was charged in the 2001 period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income
------------------

Total noninterest income increased $13,000 or 6.3% in the second quarter of 2002 compared to the same prior year period. Other income increased by $12,000 or 17.9% while service fees on deposit accounts increased by $3,000 for the period. Investment securities gains for the period increased by $4,000 as a result of the sale of a security that was classified as available for sale.


Noninterest Expense
-------------------

Total salary and employee benefits increased $50,000 or 13.8% in the second quarter of 2002. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees.

Net occupancy expense increased $9,000 or 10.4% in the second quarter of 2002 due to the ongoing expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened during the second quarter of last year which contributed to the increase.

Furniture and equipment expense increased by $11,000 or 20.8% in the second quarter of 2002. The increased costs are mostly associated with increased depreciation expense and other equipment costs from the opening of additional branch banking offices.

Other expenses decreased $7,000 or 2.5% during the second quarter of 2002 as compared to the same period in 2001.

The provision for income tax decreased by $4,000 as a result of lower earnings for the period.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED
JUNE 30, 2002 AND 2001

Summary of Earnings
-------------------

Net income for the six months ended June 30, 2002 was $264,000 or $0.36 per diluted earnings per share. This compares to net income of $277,000 or $0.37 per diluted share for the same period in 2001. The decrease in net income for the period was a result of increases in noninterest expenses and the provision for loan loss offset by marginal increases in net interest income and noninterest income.


Interest Income
---------------

Interest income on loans decreased $144,000 or 7.9% for the six months ended June 30, 2002 compared to the same prior year period. Average loans for the period grew by $3.8 million or 9.8% while the yield earned on these loans decreased by 140 basis points.

Interest income on federal funds sold decreased $79,000 or 72.9% during the first half of 2002 when compared to the first half of 2001. This decrease was a result of a 276 basis point drop in the yield earned for the period and a $1.4 million decrease in the average balance outstanding.

Interest income earned on investment securities decreased by $53,000 during the first half of 2002 when compared to the same prior year period. This decrease was a result of a 67 basis point decrease on the yield earned on the investment portfolio and a $1.1 million decrease in the average balance outstanding.


Interest Expense
----------------

Interest expense on deposits decreased $314,000 or 32.5% during the six months ended June 30, 2002 when compared to the same prior year period. Average deposits for the period grew by $995,000 or 1.9% offset by a 127 basis point decrease in the rate paid on these funds.

Interest expense on short-term borrowings decreased $45,000 or 40.5% during the second quarter of 2002. This decrease was due mostly to a decrease of 194 basis points in the rate paid on these funds offset by an increase of $1.1 million or 19.6% increase in the average balance outstanding.

Net Interest Income
-------------------

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first half of 2002 totaled $1,597,000, an increase of $87,000, or 5.4%, over the same prior year period. The increase in net interest income was mostly attributable to the strong decrease in the company's cost of funds for the period.


Provision and Allowance for Loan Losses
---------------------------------------

The provision for loan losses charged to operations in the first half of 2002 was $60,000, an increase of $11,000 or 23.2% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management's ongoing analysis of the adequacy of the allowance for loan losses.


Noninterest Income
------------------

Total noninterest income increased $16,000 or 4.1% in the first half of 2002 compared to the same prior year period. Other income increased by $4,000 or 3.3% while service fees on deposit accounts increased by $8,000 or 3.0%. The increase in service fees were attributable to increases in the number of deposit accounts serviced by the bank as well as increases in service related fees charged to customers. Investment securities gains for the period increased by $4,000 as a result of the sale of a security that was classified as available for sale


Noninterest Expense
-------------------

Total salary and employee benefits increased $64,000 or 8.8% in the first half of 2002. Salaries and wages increased primarily due to the hiring of additional personnel, and to a lesser extent, normal merit increases relating to existing employees.

Net occupancy expense increased $27,000 or 16.2% in the first half of 2002 due to the ongoing expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened during the second quarter of last year.

Furniture and equipment expense increased by $24,000 or 23.0% in the first half of 2002. The increased costs are mostly associated with increased depreciation expense and other equipment costs from the opening of additional branch banking offices.

Other expenses decreased $4,000 during the first half of 2002 as compared to the same period in 2001.

The provision for income tax decreased by $6,000 as a result of lower earnings for the period.


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

Capital Requirements
--------------------
Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2002, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2002 and December 31, 2001, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the bank does not materially differ from the company's; therefore, the following table sets forth the company's capital and minimum requirements:

                                      June 30, 2002         December 31, 2001
                                    ----------------        -----------------
                                     Amount   Ratio          Amount    Ratio
                                     ------   -----          ------    -----
                                            (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------
Actual                               $ 9,077  19.31%         $ 8,903   18.97%
For Capital Adequacy Purposes          3,759   8.00            3,754    8.00
To Be Well Capitalized                 4,700  10.00            4,693   10.00

Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------
Actual                               $ 8,606  18.99%         $ 8,460   18.03%
For Capital Adequacy Purposes          1,880   4.00            1,877    4.00
To Be Well Capitalized                 2,820   6.00            2,816    6.00

Tier 1 Capital
  (to Average Assets)
--------------------
Actual                               $ 8,606  11.30%         $ 8,460   10.96%
For Capital Adequacy Purposes          3,079   4.00            2,316    4.00
To Be Well Capitalized                 3,849   5.00            3,860    5.00

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

Item 2.    Changes in securities
           None

Item 3.    Defaults upon senior securities
           None

Item 4.    Submission of matters to a vote of security holders
           The Company's annual meeting of shareholders was held on April 17,
                2002.
           (a) The number of Class 3 Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2005:
                J. Robert Berg
                Charles B. Lang
                John C. Thompson
           (b) To approve a change of the name of the company from Tri-State 1/st/ Bank, Inc. to Tri-State 1/st/ Banc, Inc.
           (c)  To ratify the appointment of S.R. Snodgrass, A.C.
                as independent certified public accountants to audit the consolidated financial statements of the company for the fiscal year 2002.

                The results of the votes from the annual meeting were as follows:

                                          For        Withhold
                                        -------     ---------
                  J Robert Berg          533,470       815
                  Charles B. Lang        533,470       815
                  John C. Thompson       533,470       815

Item 5.    Other information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  (99.0) Independent Accountant's Report
                  (99.1) Certification Pursuant to 18 U.S.C. Section 1350

           (b)    Reports on Form 8-K
                  None

Item 11.   Statement Re: Computation of per share earnings
                  This information is provided on page 10 under Note 1 of Summary of Significant Accounting Policies.

SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Tri-State 1st Banc, Inc.
                                      (Registrant)


Date:                               By:  /s/ Charles B. Lang
                                       ----------------------------------
August 1, 2002                            Charles B. Lang
                                          President and Chief Executive
                                          Officer

Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
August 1, 2002                            Kevin Anglemyer
                                          Chief Financial Officer

20