Form 10QSB
period 2002-09-30
TRI STATE 1ST BANK INC
filed 2002-11-12
CIK 1010398

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

      [X]       QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

      [_]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934


                For the transition period from _____to______


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

                                           Yes    X            No  ___
                                                 ---

As of November 1, 2002 there were 731,260 shares outstanding of the issuer's class of common stock.

Transitional small business disclosure format:   Yes ____   No   X
                                                               -----

                            TRI-STATE 1ST BANC, INC.
                    INDEX TO QUARTERLY REPORT ON FORM 10-QSB

                                                                     Page
                                                                   Reference
                                                                   ---------
Part I - Financial Information

    Item 1.   Financial Statements (unaudited)

              Consolidated Balance Sheet                                 3

              Consolidated Statement of Income                         4-5

              Consolidated Statement of Comprehensive Income             6

              Consolidated Statement of Changes in Stockholders'
              Equity                                                     7

              Consolidated Statement of Cash Flows                       8

              Notes to Consolidated Financial Statements              9-12

    Item 2.   Management's Discussion and Analysis of Financial
              Condition and Results of Operations                    13-19

    Item 3.   Controls and Procedures                                   20


Part II  Other Information                                              20


Signatures                                                           21-23

                            TRI-STATE 1ST BANC, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Unaudited)


                                                  September 30,  December 31,
                                                      2002          2001
                                                   ----------    ----------
                                                      (In thousands)


ASSETS
Cash and due from banks                            $    6,117    $    4,150
Interest-bearing deposits with other banks                 72            68
Federal funds sold                                          -         1,450
                                                   ----------    ----------
Cash and cash equivalents                               6,189         5,668
Investment securities available for sale               25,195        21,038
Investment securities held to maturity
 (market value of $1,091 and $1,242)                    1,042         1,197
Loans                                                  44,587        42,766
Less allowance for loan losses                            483           443
                                                   ----------    ----------
   Net Loans                                           44,104        42,323

Premises and equipment                                  3,197         3,300
Accrued interest and other assets                       1,024         1,007
                                                   ----------    ----------

     TOTAL ASSETS                                  $   80,751    $   74,533
                                                   ==========    ==========

LIABILITIES
Deposits:
   Noninterest - bearing demand                    $   11,184    $    9,773
   Interest - bearing demand                           13,230        13,412
   Money market                                         3,513         3,373
   Savings                                             12,121        10,481
   Time                                                23,744        22,545
                                                   ----------    ----------
     Total deposits                                    63,792        59,584

Short-term borrowings                                   6,791         5,805
Accrued interest and other liabilities                    639           387
                                                   ----------    ----------
     TOTAL LIABILITIES                                 71,222        65,776
                                                   ----------    ----------

STOCKHOLDERS' EQUITY
Common stock, no par value; 3,000,000 shares
 authorized; 732,765 issued                             8,143         8,143
Retained earnings                                         840           683
Treasury stock, at cost (1,505 and 13,673 shares)         (60)         (304)
Accumulated other comprehensive income                    606           235
                                                   ----------    ----------
     TOTAL STOCKHOLDERS' EQUITY                         9,529         8,757
                                                   ----------    ----------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $   80,751    $   74,533
                                                   ==========    ==========


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     Three Months Ended
                                                       September 30,
                                                  -----------------------
                                                     2002          2001
                                                  ---------     ---------
                                           (In thousands except per share data)

INTEREST INCOME
  Interest and fees on loans                      $     886     $     881
  Interest-bearing deposits with other banks              1             1
  Federal funds sold                                     17            45
  Investment securities:
     Taxable                                            207           230
     Exempt from federal income tax                      97            95
                                                  ---------     ---------
          Total interest income                       1,208         1,252
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              320           440
  Short-term borrowings                                  26            37
                                                  ---------     ---------
          Total interest expense                        346           477
                                                  ---------     ---------

NET INTEREST INCOME                                     862           775

Provision for loan losses                                24            34
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                           838           741
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      166           142
  Investment security gains                              29             -
  Other                                                  84            62
                                                  ---------     ---------
          Total noninterest income                      279           204
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                        404           382
  Occupancy                                              98            95
  Furniture and equipment                                66            62
  Other                                                 246           269
                                                  ---------     ---------
          Total noninterest expense                     814           808
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              303           137
Income taxes                                             71            16
                                                  ---------     ---------

NET INCOME                                        $     232     $     121
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.32     $    0.16
     Diluted                                           0.32          0.16

See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (Unaudited)

                                                     Nine Months Ended
                                                        September 30,
                                                  -----------------------
                                                     2002          2001
                                                  ---------     ---------
                                          (In thousands except per share data)

INTEREST INCOME
  Interest and fees on loans                      $   2,572     $   2,693
  Interest-bearing deposits with other banks              7             2
  Federal funds sold                                     47           153
  Investment securities:
     Taxable                                            605           680
     Exempt from federal income tax                     294           294
                                                  ---------     ---------
          Total interest income                       3,525         3,822
                                                  ---------     ---------

INTEREST EXPENSE
  Deposits                                              974         1,408
  Short-term borrowings                                  93           147
                                                  ---------     ---------
          Total interest expense                      1,067         1,555
                                                  ---------     ---------

NET INTEREST INCOME                                   2,458         2,267

Provision for loan losses                                84            82
                                                  ---------     ---------

NET INTEREST INCOME AFTER PROVISION FOR
  LOAN LOSSES                                         2,374         2,185
                                                  ---------     ---------

NONINTEREST INCOME
  Service fees on deposit accounts                      433           401
  Investment security gains                              33             -
  Other                                                 220           194
                                                  ---------     ---------
          Total noninterest income                      686           595
                                                  ---------     ---------

NONINTEREST EXPENSE
  Salaries and employee benefits                      1,195         1,108
  Occupancy                                             297           267
  Furniture and equipment                               195           166
  Other                                                 772           783
                                                  ---------     ---------
          Total noninterest expense                   2,459         2,324
                                                  ---------     ---------

INCOME BEFORE INCOME TAXES                              601           456
Income taxes                                            106            58
                                                  ---------     ---------

NET INCOME                                        $     495     $     398
                                                  =========     =========

EARNINGS PER SHARE
     Basic                                        $    0.69     $    0.55
     Diluted                                           0.69          0.54


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                 CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME
                                   (Unaudited)

                                       Three Months Ended     Nine Months Ended
                                          September 30,         September 30,
                                       ------------------     -----------------
                                         2002      2001         2002      2001
                                       --------  --------     --------  -------
Net Income                             $    232   $   121     $    495  $   398

Other comprehensive income:
 Unrealized gains on available for
     sale securities                        256       314          595      591
   Less: Reclassification adjustment
      for gain included in net income       (29)        -          (33)       -
                                       --------  --------     --------  -------
 Other comprehensive income before
     income tax                             227       314          562      591
Income tax                                  (58)     (107)        (191)    (201)
                                       --------  --------     --------  -------
Other comprehensive income                  169       207          371      390
                                       --------  --------     --------  -------
Total comprehensive income             $    401  $    328     $    866  $   788
                                       ========  ========     ========  =======


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
            CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
                                   (Unaudited)

                                                                   Accumulated
                                                                      Other
                                  Common    Retained   Treasury   Comprehensive
                                  Stock     Earnings    Stock        Income       Total
                                ---------  ----------  --------   -------------  --------
                                                  (In thousands)
Balance, December 31, 2001      $ 8,143    $   683     $  (304)      $  235       $ 8,757

Comprehensive Income:
Net income                                     495                                    495
Net unrealized gain on
 securities, net of taxes                                               371           371
                                                                                 --------
Total comprehensive income                                                            866
Stock options exercised                       (186)        496                        310
Treasury shares sold                                     1,186                      1,186
Treasury shares purchased                               (1,438)                    (1,438)
Dividends declared at
  $0.21 per share                             (152)                                  (152)
                                -------    --------    --------   -------------  ---------
Balance, September 30, 2002     $ 8,143    $   840     $   (60)      $  606       $  9,529
                                =======    ========    ========   =============  =========


See accompanying unaudited notes to the consolidated financial statements.

                            TRI-STATE 1ST BANC, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Unaudited)

                                                          Nine Months Ended
                                                            September 30,
                                                       ----------------------
                                                          2002         2001
                                                       ---------    ---------
                                                           (In thousands)

OPERATING ACTIVITIES
   Net income                                          $     495    $     398
   Adjustments to reconcile net income to net cash
    provided by operating activities:
     Provision for loan losses                                84           82
     Depreciation, amortization, and accretion, net          271          226
     Investment security gains                               (33)           -
     Increase in accrued interest receivable                 (14)         (21)
     Increase in accrued interest payable                      4           45
     Other, net                                             (389)         202
                                                       ---------    ---------
         Net cash provided by operating activities           418          932
                                                       ---------    ---------

INVESTING ACTIVITIES
   Investment securities available for sale:
     Proceeds from sales                                   1,583            -
     Proceeds from maturities and repayments               4,317        7,319
     Purchases                                            (9,481)      (8,198)
   Investment securities held to maturity:
     Proceeds from maturities and repayments                 154          155
   Net increase in loans                                  (1,450)      (2,508)
   Purchases of premises and equipment                      (121)        (890)
                                                       ---------    ---------
         Net cash used for investing activities           (4,998)      (4,122)
                                                       ---------    ---------

FINANCING ACTIVITIES
   Net increase in deposits                                4,208        6,514
   Increase in short term borrowings                         987        1,067
   Treasury shares sold                                    1,186            -
   Stock options exercised                                   310            -
   Treasury shares purchased                              (1,438)        (304)
   Cash dividends paid                                      (152)        (140)
                                                       ---------    ---------
         Net cash provided by financing activities         5,101        7,137
                                                       ---------    ---------

         Increase in cash and cash equivalents               521        3,947

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD           5,668        4,892
                                                       ---------    ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD             $   6,189    $   8,839
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

The bank was chartered as a national banking association in September 1987, headquartered near East Liverpool, Ohio. Business is conducted through seven full-service offices located throughout the tri-state area of Columbiana County, Ohio; Hancock County, West Virginia and Beaver County, Pennsylvania. The bank operates as a full service community bank, offering a variety of financial services to meet the needs of its customers. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The bank's deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

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

                                          Three Months Ended    Nine Months Ended
                                             September 30,        September 30,
                                          ------------------  ----------------------
                                            2002      2001       2002        2001
                                          --------  --------  ---------    ---------
Weighted-average common shares            732,765    734,044    732,765     734,044

Average treasury stock shares              (7,542)    (6,137)   (11,725)     (4,715)
                                          -------   --------  ---------     -------
Weighted-average common shares used
 to calculate basic earnings per share    725,223    727,907    721,040     729,329

Common stock equivalents (stock options)
 used to calculate diluted earnings
 per share                                    898      8,416     1,528        8,504
                                          -------   --------  ---------    --------
Weighted-average common shares and
 common stock equivalents used to
 calculate diluted earnings per share     726,121    736,323   722,568     737,833
                                          =======   ========  =========    ========

Options to purchase 29,697 shares of common stock at prices from $24.00 to $25.45 were outstanding during the 2002 and 2001 period, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.


Supplemental Disclosure of Cash Flow Information

                                                     Nine Months Ended
                                                       September 30,
                                                   ----------------------
                                                      2002         2001
                                                   ---------    ---------
Cash paid during the period for:
   Interest                                          $1,062       $1,510
   Income taxes                                         179           89

Recent Accounting Pronouncements

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

In August 2001, the FASB issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which is effective January 1, 2003, is not expected to have a material effect on the company `s financial statements.

On January 1, 2002, the company adopted FASB issued FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. FAS No. 144 supercedes FAS No. 121 and applies to all long-lived assets (including discontinued operations) and consequently amends APB Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business. FAS No. 144 requires that long-lived assets that are to be disposed of by sale be measured at the lower of book value or fair value less costs to sell. The adoption of this statement did not have a material effect on the company's financial statements.

In April 2002, the FASB issued FAS No. 145, "Recission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections". FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in Opinion 30 will now be used to classify those gains and losses. This statement also amends FASB FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. FAS No. 145 is effective for transactions occurring after May 15, 2002. The adoption of FAS No. 145 did not have a material effect on the company's financial position or results of operations.

Recent Accounting Pronouncements

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement will be effective for exit or disposal activities initiated after December 31, 2002, the adoption of which is not expected to have a material effect on the company's financial statements

     On October 1, 2002, the FASB issued FAS No. 147, Acquisitions of
Certain Financial Institutions, effective for all business combinations initiated after October 1, 2002. This Statement addresses the financial accounting and reporting for the acquisition of all or part of a financial institution, except for a transaction between two or more mutual enterprises. This Statement removes acquisitions of financial institutions, other than transactions between two or more mutual enterprises, from the scope of FAS No. 72, Accounting for Certain Acquisitions of Banking or Thrift Institutions, and FASB Interpretation No. 9, Applying APB Opinions No. 16 and 17 When a Savings and Loan Association or a Similar Institution Is Acquired in a Business Combination Accounted for by the Purchase Method. The acquisition of all or part of a financial institution that meets the definition of a business combination shall be accounted for by the purchase method in accordance with FAS No. 141, Business Combinations, and FAS No. 142, Goodwill and Other Intangible Assets. This Statement also provides guidance on the accounting for the impairment or disposal of acquired long-term customer-relationship intangible assets (such as depositor- and borrower-relationship intangible assets and credit cardholder intangible assets), including those acquired in transactions between two or more mutual enterprises. As of September 30, 2002, the company had no goodwill associated with such transactions. However, $49,000 in core deposit intangible will continue to be amortized and reviewed for impairment in accordance with FAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets.

Forward Looking Statements

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

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $80,751,000 at September 30, 2002, an increase of $6,218,000 or 8.3% over total assets at December 31, 2001. Total deposits for the period were the primary funding source for the asset growth. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $70,897,000 at September 30, 2002, representing an increase of $4,377,000 or 6.6% over earning assets at December 31, 2001.

Federal Funds Sold and Investment Securities

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management.

At September 30, 2002, the company had no federal funds sold compared to $1,450,000 at December 31, 2001. Federal funds sold on an average basis for the period were $3.6 million compared to $5.0 million for the same prior year period. The company generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $25,195,000 at September 30, 2002 compared to $21,038,000 at December 31, 2001, an increase of $4,157,000 or 19.8%. Total purchases for the period were $9.5 million offset by sales, calls, maturities and regular pay-downs of $5.9 million, along with an increase of $595,000 in the market value of the portfolio. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on and off-balance sheet positions.

Investment securities held to maturity decreased $155,000 or 12.9% in the first nine months of 2002 when compared to the prior year-end. This decrease was attributable to principal repayments as there were no additions to the held to maturity portfolio during the period.

Loans

Loans receivable at September 30, 2002 were $44,587,000 up $1,821,000 or 4.3% from year-end. Overall loan demand for the first nine months of 2002 was fairly strong and outperformed the pay-offs for the period. Historically low interest rates have generated historically high loan pay-offs. Pay-offs for the year totaled $7.9 million compared to $10.5 million in the same prior year period. The overall composition of the loan portfolio remained stable and did not change much from the composition at December 31, 2001.

The following table illustrates the loan composition at September 30, 2002 and December 31, 2001.

                                        September 30, December 31,
                                            2002          2001
                                          --------      --------
                                              (In thousands)
Commercial                                $ 16,216      $ 16,083
Real estate mortgages:
   Construction                                125           145
   Residential                              19,282        18,248
   Commercial                                3,632         3,056
Consumer                                     5,332         5,234
                                          --------      --------
                                            44,587        42,766
Less allowance for loan losses                 483           443
                                          --------      --------
Net loans                                 $ 44,104      $ 42,323
                                          ========      ========

Allowance for Loan Losses

The company's allowance for loan losses was $483,000 at September 30, 2002 compared to $443,000 at December 31, 2001. This represents a $40,000 or 9.0% increase over December 31, 2001. During the period, the loan loss provision charged to operations totaled $84,000 while net charge-offs totaled $44,000. This compares to a $82,000 loan loss provision and net charge-offs of $37,000 during the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

                                                      Nine Months Ended
                                                        September 30,
                                                   ----------------------
                                                      2002         2001
                                                   ---------    ---------
                                                       (In thousands)

Balance, beginning of period                       $     443    $     448
Charge-offs:
  Real estate loans                                        2            -
  Installment loans                                       36           42
  Commercial loans                                        46           24
                                                   ---------    ---------
     Total charge-offs                                    84           66
                                                   ---------    ---------
Recoveries:
  Real estate loans                                        -            -
  Installment loans                                       20           24
  Commercial loans                                        20            5
                                                   ---------    ---------
     Total recoveries                                     40           29
                                                   ---------    ---------
Net charge-offs                                           44           37
                                                   ---------    ---------
Provision charged to operations                           84           82
                                                   ---------    ---------
Balance, end of period                             $     483    $     493
                                                   =========    =========

The company believes that the allowance for loan losses at September 30, 2002 of $483,000 is adequate to cover losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2002.

Non-Performing Assets

On September 30, 2002, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $362,000, an increase of $76,000 from December 31, 2001.

At September 30, 2002 non-accrual loans consisted of three unrelated loans which totaled $199,000, all of which are secured by real-estate. There were no non-accrual loans outstanding at December 31, 2001.

The bank has no impaired loans at September 30, 2002.

The following presents the non-performing assets at September 30, 2002, and December 31, 2001.

                                                September 30, December 31,
                                                     2002         2001
                                                  ----------   ---------
                                                      (In thousands)

Non-accrual loans                                 $      199   $       -
Loans past due 90 days or more                           163         286
Restructured loans                                        -            -
                                                  ----------   ---------
   Total non-performing loans                            362         286
Other real estate owned                                   -            -
                                                  ----------   ---------
Total non-performing assets                       $      362   $     286
                                                  ==========   =========
Non-performing loans as a percentage
 of total loans                                          .81%       0.67%

Non-performing assets as a percentage
 of total assets                                        0.45%       0.39%

Allowance for loan losses as a percentage
 of non-performing assets                              133.4%      155.0%

Deposits

Deposits are generally the company's primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up $4,208,000 or 7.1% during the first nine months of 2002 when compared to December 31, 2001. All deposit types increased for the nine-month period with the exception of interest-bearing demand accounts which decreased by $182,000 or 1.4%.

Borrowings

The company from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. Funding sources may include federal funds purchased, securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati. These sources of fundings are often used when deposit growth is not sufficient to support the earning assets growth.

At September 30, 2002 short-term borrowings consisted of $1,250,000 in federal funds purchased and $5,541,000 in securities sold under repurchase agreements. Federal funds purchased are with a correspondent bank of the company while the securities sold under repurchase agreements are agreements with customers of the bank that are collateralized by various bank owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001


Summary of Earnings

Net income for the third quarter of 2002 was $232,000 up 91.7% over the same prior year period. Diluted earnings per share for 2002 were $0.32 compared to $0.16 in 2001. The strong increase in net income for the period was a result of an increase in net interest income and noninterest income offset by only a slight increase in noninterest expense and an increase in tax expenses.

Interest Income

Interest income on loans increased $5,000 or 0.6% for the three months ended September 30, 2002 compared to the same prior year period. Average loans for the period grew by $3.6 million or 8.9% while the yield earned on these loans decreased by 68 basis points.

Interest income on federal funds sold decreased $28,000 or 62.2% during the third quarter of 2002 when compared to the third quarter of 2001. This decrease was a result of a 162 basis point drop in the yield earned for the period, as well as a $1.3 million or 24.5% decrease in the average balance outstanding.

Interest income earned on investment securities decreased by $21,000 during the third quarter of 2002 when compared to the same prior year period. This decrease was a result of a 66 basis point decrease on the yield earned on the investment portfolio as well as a $150,000 decrease in the average balance outstanding.

Interest Expense

Interest expense on deposits decreased $120,000 or 27.3% during the three months ended September 30, 2002 when compared to the same prior year period. This decrease was a result of a 99 basis point decrease on the rate paid on these funds offset by a $2.0 million increase in the average balance outstanding.

Interest expense on short-term borrowings decreased $11,000 or 29.7% during the third quarter of 2002. This decrease was due to a decrease of 47 basis points in the rate paid on these funds and a $1.4 million or 12.0% decrease in the average balance outstanding.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2002 totaled $862,000, an increase of $87,000, over the same prior year period. The increase in net interest income was mostly attributable to the strong decreases in the company's cost of funds for the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the third quarter of 2002 was $24,000. This compares to $34,000 charged in the 2001 period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income

Total noninterest income increased $75,000 or 36.8% in the third quarter of 2002 compared to the same prior year period. Other income increased by $22,000 or 35.5% while service fees on deposit accounts increased by $24,000 or 16.9% for the period. The increase in other income stems from an increase in fee income generated by the company's non-bank subsidiary, Gateminder Corporation. Services fees increased due to increases in the number and amount of fees charged to customers for services rendered. Investment securities gains for the period increased by $29,000 as a result of the sale of securities during the third quarter.

Noninterest Expense

Total salary and employee benefits increased $22,000 or 5.8% in the third quarter of 2002. Salaries and wages increased due to the hiring of additional personnel and normal merit increases relating to existing employees.

Net occupancy expense increased $3,000 or 3.2% in the third quarter of 2002.

Furniture and equipment expense increased by $4,000 or 6.5% in the third quarter of 2002. The increased costs are attributable to increased depreciation expense and other equipment costs.

Other expenses decreased $23,000 or 8.6% during the third quarter of 2002 as a result of decreases in consulting fees, advertising, telephone and other administrative costs.

The provision for income tax increased by $55,000 as a result of the much higher earnings for the period.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED
SEPTEMBER 30, 2002 AND 2001

Summary of Earnings

Net income for the nine months ended September 30, 2002 was $495,000 or $0.69 per diluted earnings per share. This compares to net income of $398,000 or $0.54 per diluted share for the same period in 2001. The strong increase in net income for the period was a result of an increase in net interest income and noninterest income offset by an increase in noninterest expense and an increase in tax expenses.

Interest Income

Interest income on loans decreased $121,000 or 4.5% for the nine months ended September 30, 2002 compared to the same prior year period. Average loans for the period grew by $3.7 million or 9.4% while the yield earned on these loans decreased by 118 basis points.

Interest income on federal funds sold decreased $106,000 or 69.3% during the first nine months of 2002 when compared to the same 2001 period. This decrease was a result of a 235 basis point drop in the yield earned for the period and a $1.4 million decrease in the average balance outstanding.

Interest income earned on investment securities decreased by $75,000 during the first nine months of 2002 when compared to the same prior year period. This decrease was a result of a 73 basis point decrease on the yield earned on the investment portfolio and a $798,000 decrease in the average balance outstanding.

Interest Expense

Interest expense on deposits decreased $434,000 or 30.8% during the nine months ended September 30, 2002 when compared to the same prior year period. Average deposits for the period grew by $1.3 million or 2.6% offset by a 117 basis point decrease in the rate paid on these funds.

Interest expense on short-term borrowings decreased $54,000 or 36.7% during the nine months ended September 30, 2002. This decrease was due mostly to a decrease of 143 basis points in the rate paid on these funds offset by an increase of $480,000 or 8.4% increase in the average balance outstanding.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first nine moths of 2002 totaled $2,458,000, an increase of $191,000, or 8.4%, over the same prior year period. The increase in net interest income was mostly attributable to the strong decrease in the company's cost of funds for the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first nine months of 2002 was $84,000, an increase of $2,000 or 2.4% from the prior year period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management's ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income

Total noninterest income increased $91,000 or 15.3% in the first nine months of 2002 compared to the same prior year period. Other income increased by $26,000 or 13.4% while service fees on deposit accounts increased by $32,000 or 8.0%. The increase in service fees were attributable to increases in the number of deposit accounts serviced by the bank as well as increases in service related fees charged to customers. The increase in other income stems from an increase in fee income generated by the company's non-bank subsidiary, Gateminder Corporation. Investment securities gains for the period increased by $33,000 as a result of the sale of securities during the 2002 period.

Noninterest Expense

Total salary and employee benefits increased $87,000 or 7.9% in the nine months ended September 30, 2002. Salaries and wages increased due to the hiring of additional personnel and normal merit increases relating to existing employees.

Net occupancy expense increased $30,000 or 11.2% in the first nine months of 2002 due to the expansion of the bank's branch banking network. Two newly constructed full-service branch offices were opened in mid-2001.

Furniture and equipment expense increased by $29,000 or 17.5% in the first nine months of 2002. The increased costs are mostly associated with increased depreciation expense and other equipment costs from the opening of additional branch banking offices.

Other expenses decreased $11,000 during the first nine months of 2002 as compared to the same period as a result of a decrease in consulting fees, advertising and other general administrative costs.

The provision for income tax increased by $48,000 as a result of the much higher earnings for the period.

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

Capital Requirements

Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2002, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2002 and December 31, 2001, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the bank does not materially differ from the company's; therefore, the following table sets forth the company's capital and minimum requirements:

                                      September 30, 2002    December 31, 2001
                                    --------------------    -----------------
                                      Amount   Ratio        Amount    Ratio
                                      ------   -----        ------    -----
                                            (Dollars in Thousands)
Total Capital
  (to Risk-weighted Assets)
---------------------------
Actual                                $ 9,407  19.92%       $ 8,903   18.97%
For Capital Adequacy Purposes           3,777   8.00          3,754    8.00
To Be Well Capitalized                  4,721  10.00          4,693   10.00

Tier 1 Capital
 (To Risk-weighted Assets)
--------------------------
Actual                                $ 8,923  18.90%       $ 8,460   18.03%
For Capital Adequacy Purposes           1,889   4.00          1,877    4.00
To Be Well Capitalized                  2,833   6.00          2,816    6.00

Tier 1 Capital
  (to Average Assets)
--------------------
Actual                                $ 8,923  11.49%       $ 8,460   10.96%
For Capital Adequacy Purposes           3,106   4.00          2,316    4.00
To Be Well Capitalized                  3,882   5.00          3,860    5.00

Item 3.      Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the company's principal executive officer and principal financial officer have concluded that the company's disclosure controls and procedures (as defined in Rules 13a-14c under the Securities and Exchange Act of 1934, the "Exchange Act") are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the exchange act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms.

Changes in Internal Controls

There were no significant changes in the company's internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II - OTHER INFORMATION

Item 1.    Legal Proceedings

           All pending legal proceedings are considered ordinary routine litigation incidental to banking, to which the company or the bank, may be a party to or of which any of the company's properties are subject.

Item 2.    Changes in securities
           None

Item 3.    Defaults upon senior securities
           None

Item 4.    Submission of matters to a vote of security holders
           None

Item 5.    Other information
           None

Item 6.    Exhibits and Reports on Form 8-K
           (a)    Exhibits
                  (99.0) Independent Accountant's Report
                  (99.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
           (b)    Reports on Form 8-K
                  None

SIGNATURES

   In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                      Tri-State 1st Banc, Inc.
                                      (Registrant)


Date:                               By: /s/ Charles B. Lang
                                       ----------------------------------
November 1, 2002                         Charles B. Lang
                                         President and Chief Executive
                                         Officer



Date:                               By: /s/ Kevin Anglemyer
                                       ----------------------------------
November 1, 2002                         Kevin Anglemyer
                                         Chief Financial Officer

Section 302 Certification

I, Charles B. Lang, President and Chief Executive Officer of Tri-State 1/st/ Banc, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tri-State 1/st/ Banc, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
November 1, 2002                          /s/ Charles B. Lang
                                          -----------------------------

                                          Charles B. Lang
                                          President and Chief Executive Officer

Section 302 Certification

I, Kevin Anglemyer, Chief Financial Officer of Tri-State 1/st/ Banc, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tri-State 1/st/ Banc. Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue Statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

(b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date")'; and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of company's board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:
November 1, 2002                                    /s/ Kevin Anglemyer
                                                   --------------------------
                                                   Kevin Anglemyer
                                                   Chief Financial Officer



23