Form 10KSB
period 2002-12-31
TRI STATE 1ST BANK INC
filed 2003-03-17
CIK 1010398

US SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                              to

Commission File Number: 33-302132

TRI-STATE 1ST BANC, INC.

(Name of small business issuer in its charter)

Ohio	34-1824708
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

P.O. Box 796
East Liverpool, Ohio	43920
(Address of principal executive offices)	(Zip Code)

Registrant’s telephone number, including area code: (330)385-9200

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

None

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB  ☐.

Issuer’s revenues for its most recent fiscal year: $5.7 million.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the averaged bid and ask price on March 5, 2003, was $11,699,643 (623,981 shares at $18.75 per share).

As of March 5, 2003, there were 913,883 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the annual shareholders report for the year ended December 31, 2002 are incorporated by reference into Parts I and II, and portions of the Proxy Statement for the annual shareholders meeting to be held on April 16, 2003 are incorporated by reference into Part III.

Transitional Small Business disclosure format (check one)  Yes  ☐  No  ☒

Tri-State 1st Banc, Inc.

Form 10-KSB

PART I

Item 1. Description of Business

General

Certain information required by this section is presented on pages 16 and 35 of the 2002 Annual Report and is incorporated herein by reference.

As of December 31, 2002, the company had 54 full-time employees and 12 part-time employees. The company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

Supervision and Regulation

The company is subject to regulation under the Bank Holding Company Act of 1956 as amended, and as such is subject to regulation by the Federal Reserve Board (“FRB”). Bank holding companys are required to file with the FRB certain reports and other information regarding their business operations and those of its subsidiaries. A bank holding company and its subsidiaries are also subject to examination by the FRB.

On November 12, 1999 the Financial Services Modernization Act became law substantially changing the Bank Holding company Act of 1956. The act permits subsidiaries of banks to engage in a broad range of financial activities that were not previously permitted. The law authorizes a bank holding company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate’s products, thus allowing such a company to offer its customers any financial product or service. In addition, the law greatly expands the number of permissible holding company activities to include numerous financial activities that were not previously permitted. The law also permits operating subsidiaries of national banks to sell any financial product without geographic limitation.

Under the Riegle – Neal Interstate Banking and Branching Efficiency Act of 1994 (the “Interstate Banking Law”), various federal banking laws were amended to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law allows the acquisition by a bank holding company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions are allowed however, states may “opt out” of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions.

Deposits maintained with the Bank are insured up to regulatory limits by the FDIC, and accordingly, are subject to deposit insurance assessments to maintain the Bank Insurance Fund (“BIF”) administered by the FDIC. The Financial Institutions Reform, Recovery, and Enforcement Act of 1989 (“FIRREA”) was enacted on August 9, 1989. FIRREA significantly affected the financial industry in several ways, including higher deposit insurance premiums, more stringent capital requirements and new investment limitations and restrictions. The Federal Deposit Insurance Corporation Act of 1991 (“The FDIC Improvement Act”) covers a wide expanse of Banking regulatory issues including the capitalization of the BIF, deposit insurance reform, requiring the FDIC to establish a risk – based premium assessment system and a number of other regulatory and supervisory matters.

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

Competition and Market area

Business is conducted through seven full-service banking offices located in the Upper Ohio Valley area which constitutes the tri-state region of Columbiana County, Ohio, Hancock County, West Virginia and Beaver County, Pennsylvania. The Upper Ohio Valley has long been an important industrial community of the United States. The company is not dependent upon any single industry or business for its banking opportunities.

The company functions in a highly competitive environment. In addition to other commercial banks, savings and loans, and savings banks, the company must also contend with other providers of financial services including finance companies, credit unions and insurance companies. Despite having access to less resources and smaller lending limits, the bank remains competitive in its service area with respect to interest rates and fees charged on loans, interest rates paid on time and savings deposits, and service charges on deposit accounts. The deposit base of the bank is relatively stable whereby seasonal fluctuations in the amount of deposits have not been experienced. All of the bank’s deposits emanate from inside the United States.

Statistical Disclosures by Bank Holding Companies

I. Distribution of Assets, Liabilities and Shareholders’ Equity; Interest Rates and Interest Differential

Rate/Volume Analysis

The following table presents the extent to which changes in interest rates and changes in the volume of interest-earning assets and interest-bearing liabilities have affected the company’s interest income and interest expense during the periods indicated. Information is provided in each category with respect to (i) changes attributable to changes in volume (changes in volume multiplied by prior rate), (ii) changes attributable to changes in rate (changes in rate multiplied by prior volume) and (iii) the changes attributable to the combined impact of volume and rate. The change in interest rate due to both rate and volume in the rate/volume analysis table have been allocated to changes due to rate and volume in proportion to the absolute amounts of changes in each.

	For the Year Ended December 31,
	2002 vs 2001
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$(38,047)	$(82,345)	$(120,392)
Taxable investment securities	32,365	(136,324)	(103,959)
Nontaxable investment securities (1)	6,850	28,236	35,086
Loans (1)	413,210	(515,718)	(102,508)

Total interest-earning assets	414,378	(706,151)	(291,773)

Interest-bearing liabilities:
Interest-bearing demand	(22,521)	(144,505)	(167,026)
Money market accounts	(8,400)	(27,574)	(35,974)
Savings deposits	19,110	(90,720)	(71,610)
Time deposits	117,885	(368,329)	(250,444)
Short-term borrowings	4,821	(65,497)	(60,676)

Total interest-bearing liabilities	110,895	(696,625)	(585,730)

Net change in net interest income	$303,483	$(9,526)	$293,957

(1) Computed on a tax equivalent basis using a 34% federal income tax rate.

Rate/Volume Analysis (continued)

	For the Year Ended December 31,
	2001 vs 2000
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$95,464	$(103,083)	$(7,619)
Taxable investment securities	(14,806)	52,986	38,180
Nontaxable investment securities (1)	(98,524)	(37,298)	(135,822)
Loans (1)	207,348	(141,812)	65,536

Total interest-earning assets	189,482	(229,207)	(39,725)

Interest-bearing liabilities:
Interest-bearing demand	43,072	(85,989)	(42,917)
Money market accounts	(4,776)	(19,878)	(24,654)
Savings deposits	(6,054)	(65,355)	(71,409)
Time deposits	175,688	28,060	203,748
Short-term borrowings	28,727	(133,671)	(104,944)

Total interest-bearing liabilities	236,657	(276,833)	(40,176)

Net change in net interest income	$(47,175)	$47,626	$451

(1) Computed on a tax equivalent basis using a 34% federal income tax rate.

Additional information required by this section is presented on page 10 of the 2002 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A. Book Value of Investment Portfolio

The required information is presented under Part II, Item 8. – Financial Statements

B. Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 2002 and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields for the scheduled maturity of each investment.

	Within 1 Year	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Total
U.S. Government agency securities	$750,000	$7,995,123	$815,000	$—	$9,560,123
Obligations of states and political subdivisions	885,664	3,751,337	4,242,734	500,000	9,379,735
Mortgage-backed securities	—	178,837	1,814,605	1,524,178	3,517,620

	$1,635,664	$11,925,297	$6,872,339	$2,024,178	$22,457,478

B. Maturity and Yield Information (continued)

	Within 1 Year	1 Year Through 5 Years	5 Years Through 10 Years	Over 10 Years	Total
U.S. Government agency securities	5.62%	5.19%	5.49%	—%	5.25%
Obligations of states and political subdivisions	8.86	7.56	7.53	6.29	7.60
Mortgage-backed securities	—	7.00	5.77	5.89	5.87

	7.38%	5.96%	6.61%	5.99%	6.26%

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C. Aggregate Book Value of Securities Exceeding 10% of Stockholders’ Equity

Excluding those holdings of the investment portfolio in U.S. Government agency securities of the U.S. Government, there are no investments of any one issuer which exceeds 10% of the company’s shareholders’ equity at December 31, 2002.

III. Loan Portfolio

A. Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2002		2001
	Amount	Percent	Amount	Percent
Real Estate Loans:
Construction	$354,813	0.78%	$145,237	0.34%
1 – 4 Family	19,236,822	42.40	18,261,347	42.72
Commercial	4,073,735	8.98	3,056,873	7.15
Commercial Loans	16,234,944	35.78	16,075,311	37.60
Consumer Loans	5,468,219	12.06	5,209,076	12.19

Total	45,368,533	100.00%	42,747,844	100.00%

Deferred loan origination fees and costs	27,409		18,789
Allowance for possible loan losses	(514,276)		(443,350)

Net loans	$44,881,666		$42,323,283

The Bank’s lending policy requires the application and satisfaction of certain underwriting standards prior to funding any loan, among which are documentation requirements to include credit and collateral value analysis. Credit qualifications entails evaluation of business cash flows or consumer income available to service debt payments. Secondary sources of repayment, including collateral and guarantees may be requested as well. Lending opportunities typically are restricted to the market areas the Bank’s branches serve.

The bank’s lending strategy has historically focused on the origination of a mixture in its portfolio of commercial loans, one-to-four family mortgage loans and, to a lesser extent, working capital loans in the form of credit lines and term notes, personal loans, and home equity loans. Commercial real estate loans are granted for the acquisition or improvement of real property. Generally, commercial real estate loans do not exceed 70% of the appraised value of the property pledged to secure the transaction. With repayment typically contingent upon successful operation of the subject real estate, this is carefully scrutinized prior to approval.

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

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 2002, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within 1 Year	One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$6,386,251	$4,614,440	$5,242,282	$16,242,973
Real estate—construction	354,813	—	—	354,813

Total	$6,741,064	$4,614,440	$5,242,282	$16,597,786

Sensitivity of loans to interest rates:
Predetermined interest rates		$780,816	$481,680
Floating interest rates		3,833,624	4,760,602

Total		$4,614,440	$5,242,282

C. Risk Elements

Certain information required by this section is presented on pages 8, 24 and 35 through 39 of the 2002 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non-performing assets:

	At December 31,
	2002	2001
Loans past due 90 days or more and still accruing interest	$133,119	$286,109
Nonaccrual loans	98,149	—
Impaired loans	—	—

Total non-performing loans	231,268	286,109
Other real estate owned	—	—

Total non-performing assets	$231,268	$286,109

Non-performing loans as a percentage of total loans	0.51%	0.67%
Non-performing assets as a percentage of total assets	0.30%	0.39%
Allowance for loan losses as a percentage of non-performing assets	222.5%	155.0%

Non-performing assets include non-performing loans and other real estate owned. The bank’s non-performing assets do not represent or result from trends or uncertainties which management reasonably expects will materially impact future operating results, liquidity or capital resources. Impaired loans are commercial and commercial real estate loans for which it is probable that the bank will not be able to collect all amounts due according to the contractual terms of the loan agreement.

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their agreements is dependent upon the economic stability of the tri-state area. At December 31, 2002, the company did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2003 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV. Summary of Loan Loss Experience

A. Analysis of Loan Loss Experience

The following table sets forth information with respect to the bank’s allowance for loan losses at the dates indicated:

	At December 31,
	2002	2001
Balance, January 1	$443,350	$447,914
Charge-offs:
Commercial and agricultural	45,834	44,352
Real estate mortgages	2,059	106,098
Consumer	38,265	—

Total charge-offs	86,158	150,450

Loan recoveries:
Commercial and agricultural	19,887	5,440
Real estate mortgages	—	—
Consumer	29,197	29,246

Total loan recoveries	49,084	34,686

Net charge-offs	37,074	115,764

Provision charged to operations	108,000	111,200

Balance, December 31	$514,276	$443,350

Net charge-offs as a percent of average loans	0.09%	0.29%

The bank believes that the allowance for loan losses at December 31, 2002 is adequate to cover probable losses inherent in the portfolio. However, there can be no assurance that the bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2002.

The bank monitors its loan portfolio on a monthly basis, taking into consideration the status of potential problem loans and non-performing assets, as well as trends in delinquencies. Management’s determination of of the adequacy of the allowance for loan losses is based on periodic evaluations of the credit portfolio and other relevant factors. In addition to the estimate of the amounts and timing of expected future cash flows on impaired loans, other components of the allowance for loan losses include estimates for loan losses associated within the commercial, consumer and real estate mortgage portfolios, general amounts for historical loss experience, uncertainties in estimating losses, and inherent risks in the various credit portfolios.

B. Allocation of the Allowance for Possible Loan Losses

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

	At December 31,
	2002		2001
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Real Estate Loans:
Construction	$10,280	0.78%	$4,430	0.34%
1 – 4 Family	81,820	42.37	74,170	42.67
Commercial	111,444	8.97	78,284	7.15
Commercial Loans	115,604	35.78	100,688	37.60
Consumer Loans	122,052	12.10	106,828	12.24

Unallocated	73,076		78,950

Total	$514,276	100.00%	$443,350	100.00%

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

V. Deposits

A. Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

	Year Ended December 31,
	2002	2001
Amount
Noninterest-bearing demand	$9,794,127	$8,031,648
Interest-bearing demand	14,554,272	15,704,433
Savings	11,496,766	10,572,678
Money market	3,593,368	4,005,120
Time	23,663,866	21,699,873

Total	$63,102,399	$60,013,752

Rate
Noninterest-bearing demand	—%	—%
Interest-bearing demand	0.75	0.75
Savings deposits	1.10	1.10
Money market	1.50	1.50
Time deposits	3.30	4.87

Remaining maturity of time certificates of deposit in denominations of $100,000 or more.

The required information is incorporated by reference to page 25 of the 2002 Annual Report.

VI. Return on Equity

The required information is incorporated by reference to page 8 of the 2002 Annual Report.

VII. Short-Term Borrowings

The required information is presented under Part II, Item 8. – Financial Statements.

Item 2. Description of Properties

The following are the principal locations of operations of the company and bank:

Description	Own or Rent	Term of Lease
Executive offices of the company and bank and main branch 16924 St. Clair Avenue East Liverpool, OH 43920	Own	N/A

Branch office Jefferson & Lincoln Way Lisbon, OH 44432	Own	N/A

Branch office 15703 St Rt. 170 Calcutta, OH 43920	Rent	Lease expiration: 2006

Branch office Wal-Mart Store Calcutta, OH 43920	Rent	Lease expiration: 2005

Branch office 1200 North Chestnut Street New Cumberland, WV 26047	Own	N/A

Branch office 627 Midland Avenue Midland, PA 15059	Own	N/A

Branch office Bradshaw Square East Liverpool, Ohio	Rent	Lease expiration: 2010

Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

Item 3. Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to banking, to which the company or the bank is a party or of which any of the company’s or bank’s property is subject.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

The required information is incorporated by reference to page 9 of the 2002 Annual Report.

Item 6. Management’s Discussion and Analysis

The required information is incorporated by reference to pages 35 through 39 of the 2002 Annual Report.

Item 7. Financial Statements.

The required information is incorporated by reference to pages 11 through 34 of the 2002 Annual Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons, Compliance With Section 16(a) of the Exchange Act.

The required information is incorporated by reference to pages 4 through 5 of the 2003 Proxy Statement.

Item 10. Executive Compensation

The required information is incorporated by reference to page 6 of the 2003 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The required information is incorporated by reference to pages 7 through 9 of the 2003 Proxy Statement.

Item 12. Certain Relationships and Related Transactions.

The required information is incorporated by reference to page 10 of the 2003 Proxy Statement.

Item 13. Exhibits and Reports on Form 8-K.

The following documents are filed as part of this report, except as may be indicated:

(1) Financial Statements:

The following Consolidated Financial Statements of Tri-State 1st Banc, Inc. together with the Report of Independent Auditors dated February 5, 2003, are included in the 2002 Annual Report of the registrant which is referenced in Part II, Item 7 – Financial Statements and are incorporated herein:

(2) Exhibits and reports of Form 8-K:

(a) Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of       Regulation S-B.

(3.1)

Articles of Incorporation of the registrant are incorporated herein by reference to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

(3.2)	By-laws of the registrant are incorporated by reference to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

(10.1)	The 1997 Stock Option Plan is incorporated by reference to the registrant’s amendment No. 1 Registration Statement Form SB-2 filed with the Securities and Exchange Commission on December 1, 1999.

(13)	Portions of the Annual Report to Security Holders for the year ended December 31, 2002, filed herewith as exhibit 13.

(21)	Subsidiary of the registrant incorporated herein by reference to the registrant’s Registration Statement on Form S-4 filed with the Securities and Exchange Commission on March 8, 1996.

(99.0)	Certification pursuant to 18.U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

Item 14. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10-KSB, the company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-14c under the Securities and Exchange Act of 1934, the “Exchange Act”) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the exchange act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms.

Changes in Internal Controls

There were no significant changes in the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

14

Section 302 Certification

I, Charles B. Lang, President and Chief Executive Officer of Tri-State 1st Banc, Inc. certify that:

1.    I have reviewed this annual report on Form 10-KSB of Tri-State 1st Banc, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”); and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 5, 2003	/s/ Charles B. Lang

Charles B. Lang

President and Chief Executive Officer

15

Section 302 Certification

I, Kevin Anglemyer, Chief Financial Officer of Tri-State 1st Banc, Inc. certify that:

1.    I have reviewed this annual report on Form 10-KSB of Tri-State 1st Banc, Inc.;

2.    Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3.    Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4.    The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

(a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

(b)    evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the “Evaluation Date”)’; and

(c)    presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5.    The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of company’s board of directors (or persons performing the equivalent functions):

(a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6.    The registrant’s other certifying officer and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:

March 5, 2003	/s/ Kevin Anglemyer

Kevin Anglemyer

Chief Financial Officer

16

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.

Date: March 5, 2003	By:	/s/ Charles B. Lang
Charles B. Lang President

Date: March 5, 2003	By:	/s/ Kevin Anglemyer
Kevin Anglemyer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles B. Lang Charles B. Lang	President (Principal Executive Officer)	March 5, 2003

/s/ Keith R. Clutter Keith R. Clutter	Secretary	March 5, 2003

/s/ Kevin Anglemyer Kevin Anglemyer	Chief Financial Officer (Principal Financial/Accounting Officer)	March 5, 2003

/s/ J. Robert Berg J. Robert Berg	Director	March 5, 2003

/s/ William E. Blair William E. Blair	Director	March 5, 2003

/s/ Stephen W. Cooper Stephen W. Cooper	Director	March 5, 2003

/s/ Timothy G. Dickey Timothy G. Dickey	Director	March 5, 2003

/s/ Marvin H. Feldman Marvin H. Feldman	Director	March 5, 2003

/s/ John P. Scotford, Sr. John P. Scotford, Sr.	Director	March 5, 2003

/s/ John C. Thompson John C. Thompson	Director	March 5, 2003