Form 10QSB
period 2003-03-31
TRI STATE 1ST BANK INC
filed 2003-05-08
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to _______________

Commission File Number: 33-302132

TRI-STATE 1ST BANC, INC.

(Exact name of small business issuer as specified in its charter)

OHIO	34-1824708
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification Number)

16924 St. Clair Avenue

East Liverpool, Ohio 43920

(Address of principal executive offices)

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

As of May 1, 2003 there were 913,883 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:  Yes  ☐  No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$6,179	$4,807
Interest-bearing deposits with other banks	4,072	72
Federal funds sold	4,350	—

Cash and cash equivalents	14,601	4,879
Investment securities available for sale	23,042	22,355
Investment securities held to maturity (market value of $1,345 and $1,005)	1,307	933
Loans	45,312	45,396
Less allowance for loan losses	517	514

Net Loans	44,795	44,882
Premises and equipment	3,345	3,362
Accrued interest and other assets	2,245	947

TOTAL ASSETS	$89,335	$77,358

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,389	$9,822
Interest-bearing demand	16,731	13,495
Money market	3,573	3,842
Savings	12,748	11,618
Time	24,188	23,358

Total deposits	70,629	62,135
Short-term borrowings	8,625	5,206
Accrued interest and other liabilities	490	406

TOTAL LIABILITIES	79,744	67,747

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,183	8,183
Retained earnings	989	915
Treasury stock, at cost (1,881 shares)	(35)	(35)
Accumulated other comprehensive income	454	548

TOTAL STOCKHOLDERS’ EQUITY	9,591	9,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$89,335	$77,358

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$848	$847
Interest-bearing deposits with other banks	1	1
Federal funds sold	16	15
Investment securities:
Taxable	183	203
Exempt from federal income tax	91	94

Total interest income	1,139	1,160

INTEREST EXPENSE
Deposits	271	331
Short-term borrowings	20	33

Total interest expense	291	364

NET INTEREST INCOME	848	796
Provision for loan losses	30	36

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	818	760

NONINTEREST INCOME
Service fees on deposit accounts	162	131
Other	75	58

Total noninterest income	237	189

NONINTEREST EXPENSE
Salaries and employee benefits	430	376
Occupancy	107	101
Furniture and equipment	79	62
Other	277	253

Total noninterest expense	893	792

INCOME BEFORE INCOME TAXES	162	157
Income taxes	23	23

NET INCOME	$139	$134

EARNINGS PER SHARE
Basic	$0.15	$0.15
Diluted	0.15	0.15

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In Thousands)
Net Income	$139	$134
Other comprehensive income:
Unrealized losses on available for sale securities	(142)	(123)

Other comprehensive loss before tax	(142)	(123)
Income tax	48	42

Other comprehensive loss	(94)	(81)

Total comprehensive income	$45	$53

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance, December 31, 2002	$8,183	$915	$(35)	$548	$9,611
Comprehensive Income:
Net income		139			139
Net unrealized loss on securities, net of taxes				(94)	(94)

Total comprehensive income					45
Dividends declared at $0.07 per share		(65)			(65)

Balance, March 31, 2003	$8,183	$989	$(35)	$454	$9,591

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2003	2002
	(In thousands)
OPERATING ACTIVITIES
Net income	$139	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	30	36
Depreciation, amortization, and accretion, net	88	87
Decrease (increase) in accrued interest receivable	26	(41)
Increase in accrued interest payable	30	17
Other, net	(34)	(81)

Net cash provided by operating activities	279	152

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	2,215	834
Purchases	(3,060)	(284)
Investment securities held to maturity:
Proceeds from maturities and repayments	1	8
Purchases	(375)	—
Net increase in loans	19	390
Purchase of Bank Owned Life Insurance	(1,200)	—
Purchases of premises and equipment	(70)	(23)

Net cash (used for) provided by investing activities	(2,470)	925

FINANCING ACTIVITIES
Net increase in deposits	8,494	1,626
Increase in short-term borrowings	3,419	1,902
Stock options exercised	—	21
Treasury shares purchased	—	(56)

Net cash provided by financing activities	11,913	3,493

Increase in cash and cash equivalents	9,722	4,570
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,879	5,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$14,601	$10,238

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Tri-State 1st Banc, Inc., (the “company”), includes its wholly-owned subsidiaries, 1st National Community Bank, (the “bank”) and Gateminder Corporation, (“Gateminder”). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

Tri-State 1st Banc, Inc. is the parent company of 1st National Community Bank and Gateminder Corporation. The company was formed as an Ohio corporation and owns and controls all of the capital stock of the bank, a national banking association and Gateminder Corporation, an Ohio corporation. The company is a bank holding company engaging in bank related activities. The company’s primary regulator is the Board of Governors of the Federal Reserve System.

The bank was chartered as a national banking association, headquartered near East Liverpool, Ohio. Business is conducted through seven full-service offices located throughout the tri-state area of Columbiana County, Ohio; Hancock County, West Virginia and Beaver County, Pennsylvania. The bank operates as a full service community bank, offering a variety of financial services to meet the needs of its customers. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The bank’s deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

Gateminder Corporation was incorporated under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. Headquartered in East Liverpool, Ohio, Gateminder was established by the company to provide non-bank activities for Automated Teller Machines (“ATM”). The non-bank subsidiary sells ATM machines to businesses and merchants that operate ATMs at their place of business and provides the means for processing the ATM transactions that are generated at the merchants ATM Machine.

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

Stock Split

On December 20, 2002, the Board of Directors approved a five-for-four stock split, payable January 24, 2003 to stockholders of record as of January 8, 2003. Total shares issued and outstanding, as well as, per share information have been adjusted to reflect the split and all prior periods presented have been retroactively restated.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2003	2002
Cash paid during the period for:
Interest	$261	$347
Income taxes	10	80

Recent Accounting Pronouncements

In August 2001, the Financial Accounting Standards Board (“FASB”) issued FAS No. 143, Accounting for Asset Retirement Obligations, which requires that the fair value of a liability be recognized when incurred for the retirement of a long-lived asset and the value of the asset be increased by that amount. The statement also requires that the liability be maintained at its present value in subsequent periods and outlines certain disclosures for such obligations. The adoption of this statement, which was effective January 1, 2003, did not have a material effect on the Company’s financial position or results of operations.

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 30 will now be used to classify those gains and losses. This statement also amends FAS No. 13 to require that certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. This statement also makes technical corrections to existing pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In July 2002, the FASB issued FAS No. 146, Accounting for Costs Associated with Exit or Disposal Activities, which requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. This statement replaces EITF Issue No. 94-3, Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (Including Certain Costs Incurred in a Restructuring). The new statement is effective for exit or disposal activities initiated after December 31, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended March 31,
	2003	2002
Net Income, as reported	$139	$134
Less pro forma expense related to stock options	30	—

Pro forma net income	$109	$134

Basic net income per share
As reported	$0.15	$0.15
Pro forma	0.12	0.15
Diluted net income per share:
As reported	$0.15	$0.15
Pro forma	0.12	0.15

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and (d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002.

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of Interpretation 46 is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. Interpretation 46 changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of this statement has not and is not expected to have a material effect on the Company’s financial position or results of operations.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Forward Looking Statements

The Private Securities Litigation Act of 1995 contains safe harbor provisions regarding forward looking statements. When used in this discussion, the words “believes,” “anticipates,” “contemplates,” “expects,” and similar expressions are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Those risks and uncertainties include changes in interest rates, the ability to control costs and expenses, and general economic conditions. The company undertakes no obligations to publicly release the results of any revisions to those forward-looking statements, which may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events.

NOTE 2 EARNINGS PER SHARE

The company maintains a stock option plan for the directors, officers and key employees. The company accounts for its stock option plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the plans because the exercise price of the company’s employee stock options equals the market price of the underlying stock on the grant date. When the exercise price of the company’s stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the company’s financial statements. Pro forma net income and earnings per share are disclosed to reflect the impact of the stock option assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan in the accompanying notes to the financial statements.

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share: therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

	Three Months Ended March 31,
	2003	2002
Weighted-average common shares	915,764	915,764
Average treasury stock shares	(1,881)	(1,881)

Weighted-average common shares used to calculate basic earnings per share	913,883	913,883
Common stock equivalents (stock options) used to calculate diluted earnings per share	2,816	11,103

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	916,699	924,986

Options to purchase 13,129 shares of common stock at prices from $19.20 to $20.36 were outstanding during the 2003 and 2002 period, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $89,335,000 at March 31, 2003, an increase of $11,977,000 or 15.5% over total assets at December 31, 2002. Total deposits and short-term borrowings were the primary funding source for the asset growth. Total Deposit increased by $8,494,000 or 13.7% while short-term borrowings increased by $3,419,000 or 65.7%. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $78,083,000 at March 31, 2003, representing an increase of $9,327,000 or 13.6% over earning assets at December 31, 2002.

Federal Funds Sold and Investment Securities

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management.

At December 31, 2002, the company had no federal funds sold compared to $4,350,000 at March 31, 2003. Federal funds sold on an average basis for the period were $5.9 million compared to $3.8 million for the same prior year period. The company generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $23,042,000 at March 31, 2003 compared to $22,355,000 at December 31, 2002, an increase of $687,000 or 3.1%. Total purchases for the period were $3.1 million offset by calls, maturities and regular pay-downs of $2.2 million, along with a decrease of $142,000 in the market value of the portfolio. The decision to purchase or sell securities is based upon the current assessment of economic and financial conditions, including the interest rate environment and other on and off-balance sheet positions.

Investment securities held to maturity increased $374,000 or 40.1% in the first three months of 2003 when compared to the prior year-end. This increase was attributable to purchases of $375,000.

Loans

Loans receivable at March 31, 2003 were $45,312,000 down $84,000 or 0.2% from year-end. Overall loan demand for the first quarter of 2003 has been slightly lower than the last several quarters at a time when pay-offs continue to be strong. Historically low interest rates are still generated significant high loan pay-offs. The overall composition of the loan portfolio remained stable and did not change much from the composition at December 31, 2002.

The following table illustrates the loan composition at March 31, 2003 and December 31, 2002.

	March 31, 2003	December 31, 2002
	(In thousands)
Commercial	$16,748	$16,243
Real estate mortgages:
Construction	252	355
Residential	18,872	19,233
Commercial	4,027	4,074
Consumer	5,413	5,491

	45,312	45,396
Less allowance for loan losses	517	514

Net loans	$44,795	$44,882

Allowance for Loan Losses

The company’s allowance for loan losses was $517,000 at March 31, 2003 compared to $514,000 at December 31, 2002. This represents a $3,000 or 0.6% increase over December 31, 2002. During the period, the loan loss provision charged to operations totaled $30,000 while net charge-offs totaled $27,000. This compares to a $36,000 loan loss provision and net charge-offs of $46,000 in the first quarter 2002 period.

The following table illustrates the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2003	2002
	(In thousands)
Balance, beginning of period	$514	$443
Charge-offs:
Real estate loans	18	—
Installment loans	10	25
Commercial loans	—	45

Total charge-offs	28	70

Recoveries:
Real estate loans	—	—
Installment loans	1	14
Commercial loans	—	10

Total recoveries	1	24

Net charge-offs	27	46

Provision charged to operations	30	36

Balance, end of period	$517	$433

The company believes that the allowance for loan losses at March 31, 2003 of $517,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2003.

Non-Performing Assets

On March 31, 2003, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $110,000, a decrease of $121,000 from December 31, 2002.

At March 31, 2003 non-accrual loans decreased by $103,000 and were the primary reason for the decrease in total non-performing loans. In March, 2003 the company foreclosed on a 1-4 family real-estate loan resulting in the decrease in non-accrual loans and increase in other real estate owned.

In management’s opinion, the bank has no impaired loans at March 31, 2003.

Non-Performing Assets (continued)

The following presents the non-performing assets at March 31, 2003, and December 31, 2002.

	March 31, 2003	December 31, 2002
	(In thousands)
Non-accrual loans	$30	$133
Loans past due 90 days or more	80	98
Restructured loans	—	—

Total non-performing loans	110	231
Other real estate owned	50	—

Total non-performing assets	$160	$231

Non-performing loans as a percentage of total loans	.24%	0.51%
Non-performing assets as a percentage of total assets	0.18%	0.30%
Allowance for loan losses as a percentage of non-performing assets	323.1%	222.5%

Deposits

Deposits are generally the company’s primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up significantly in the quarter from $62,135,000 at December 31, 2002 to $70,629,000 at March 31, 2003, an increase of $8,494,000 or 13.7%. All deposit types increased for the period with the exception of money market accounts which decreased by $269,000 or 7.0%. The increase in deposits was directly attributable to an increase in the number of new deposit accounts opened by the company during the first quarter of 2003. Most, if not all, of the new accounts are within the company’s market area and are a result of several market factors including the consolidation and restructuring of branch offices of two of the company’s main competitors.

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

At March 31, 2003 short-term borrowings consisted solely of securities sold under repurchase agreements which totaled $8,625,000 compared to $200,000 in federal funds purchased and $5,006,000 in securities sold under repurchase agreements held at December 31, 2002. The increase in securities sold under repurchase agreements was a result of an increase in the balances of these accounts as there were no new accounts opened in the quarter. The securities sold under repurchase agreements are agreements with customers of the bank that are collateralized by various bank owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002

Summary of Earnings

Net income for the first quarter of 2003 was $139,000 up 3.3% over the same prior year period. Diluted earnings per share were $0.15 for both periods. The increase in net income for the period was a result of an increase in net interest income and noninterest income offset by an increase in noninterest expense and the provision for loan loss.

Interest Income

Interest income on loans increased $1,000 or 0.1% for the three months ended March 31, 2003 compared to the same prior year period. Average loans for the period grew by $2.5 million or 5.9% while the yield earned on these loans decreased by 45 basis points.

Interest income on federal funds sold increased $1,000 or 7.5% during the first quarter of 2003 when compared to the first quarter of 2002. This increase was a result of a $2.1 million or 54.4% increase in the average balance outstanding offset by a 52 basis point decrease in the yield earned.

Interest income earned on investment securities decreased by $23,000 during the first quarter of 2003 when compared to the same prior year period. This decrease was a result of a 89 basis point decrease on the yield earned on the investment portfolio offset by a $2.6 million increase in the average balance outstanding.

Interest Expense

Interest expense on deposits decreased $60,000 or 18.2% during the three months ended March 31, 2003 when compared to the same prior year period. This decrease was a result of a 63 basis point decrease on the rate paid on these funds offset by a $4.0 million increase in the average balance outstanding.

Interest expense on short-term borrowings decreased $13,000 or 39.1% during the first quarter of 2003. This decrease was due to a decrease of 74 basis points in the rate paid on these funds and a $256,000 or 3.8% decrease in the average balance outstanding.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2003 totaled $848,000, an increase of $52,000, over the same prior year period. The increase in net interest income was mostly attributable to the strong decreases in the company’s cost of funds for the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first quarter of 2003 was $30,000. This compares to $36,000 charged in the 2002 period. Factors effecting the provision for the period were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management’s ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income

Total noninterest income increased $48,000 or 25.5% in the first quarter of 2003 compared to the same prior year period. Other income increased by $17,000 or 30.5% while service fees on deposit accounts increased by $31,000 or 23.3% for the period. The increase in other income stems from an increase in fee income generated by the company’s non-bank subsidiary, Gateminder Corporation. Services fees increased due to increases in the number and amount of fees charged to customers for services rendered.

Noninterest Expense

Total salary and employee benefits increased $54,000 or 14.4% in the first quarter of 2003. Salaries and wages increased due to the hiring of additional personnel and normal merit increases relating to existing employees.

Net occupancy expense increased $6,000 or 5.9% in the first quarter of 2003.

Furniture and equipment expense increased by $17,000 or 25.8% in the first quarter of 2003. The increased costs are attributable to increased depreciation expense and other equipment costs.

Other expenses increased $24,000 or 9.5% during the first quarter of 2003 as a result of increases in advertising, telephone and other administrative costs.

The provision for income tax was the same for both periods as a result of only a small change in taxable income.

Liquidity

The liquidity of a banking institution reflects its ability to provide funds to meet loan requests, to accommodate the possible outflows of deposits and to take advantage of interest rate market opportunities. It requires continuous analysis by management in order to match the maturates of short-term loans and investments with the various types of deposits and borrowings. Bank liquidity is normally considered in terms of the nature and the mix of the bank’s sources and uses of funds.

The bank’s primary sources of funds are deposits, proceeds from principal and interest payments on loans and mortgage-backed securities and interest payments and maturities on investment securities. While scheduled principal repayments on loans and mortgage-backed securities and interest payments on investment securities are a relatively predictable source of funds, deposit outflows and mortgage-backed prepayments are greatly influenced by general interest rates, economic conditions, competition and other factors.

Management is not aware of any known trends, events or uncertainties that would have a material effect on the liquidity, capital resources or operations of the company. Management is not aware of any current recommendations by the regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources or operations of the company.

Capital Requirements

Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2003, that the company and the bank meet all capital adequacy requirements to which they are subject.

In addition to the capital requirements, the Federal Deposit Insurance Corporation Improvement Act (“FDICIA”) established five capital categories ranging from “well capitalized” to “critically undercapitalized.” Should any institution fail to meet the requirements to be considered “adequately capitalized,” respectively, it would become subject to a series of increasingly restrictive regulatory actions.

As of March 31, 2003 and December 31, 2002, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the bank does not materially differ from the company’s; therefore, the following table sets forth the company’s capital and minimum requirements:

	March 31, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital
(to Risk-weighted Assets)
Actual	$9,654	19.08%	$9,536	20.28%
For Capital Adequacy Purposes	4,047	8.00	3,762	8.00
To Be Well Capitalized	5,059	10.00	4,703	10.00
Tier 1 Capital
(To Risk-weighted Assets)
Actual	$9,137	18.06%	$9,022	19.18%
For Capital Adequacy Purposes	2,024	4.00	1,881	4.00
To Be Well Capitalized	3,036	6.00	2,822	6.00
Tier 1 Capital
(to Average Assets)
Actual	$9,137	10.96%	$9,022	11.41%
For Capital Adequacy Purposes	3,334	4.00	3,163	4.00
To Be Well Capitalized	4,167	5.00	3,954	5.00

Item 3. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this quarterly report on Form 10-QSB, the company’s principal executive officer and principal financial officer have concluded that the company’s disclosure controls and procedures (as defined in Rules 13a-14c under the Securities and Exchange Act of 1934, the “Exchange Act”) are effective to ensure that information required to be disclosed by the company in reports that it files or submits under the exchange act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commissions rules and forms.

Changes in Internal Controls

There were no significant changes in the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II – OTHER INFORMATION

Item	1. Legal Proceedings

All pending legal proceedings are considered ordinary routine litigation incidental to banking, to which the company or the bank, may be a party to or of which any of the company’s properties are subject.

Item	2. Changes in securities

None

Item	3. Defaults upon senior securities

None

Item	4. Submission of matters to a vote of security holders

None

Item	5. Other information

None

Item	6. Exhibits and Reports on Form 8-K

(a) Exhibits

(99.0) Independent Accountant’s Report

(99.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-STATE 1ST BANC, INC. (Registrant)

Date:	May 1, 2003	By:	/S/ CHARLES B. LANG
Charles B. Lang President and Chief Executive Officer

Date:	May 1, 2003	By:	/s/ KEVIN ANGLEMYER
Kevin Anglemyer Chief Financial Officer

Section 302 Certification

I, Charles B. Lang, President and Chief Executive Officer of Tri-State 1st Banc, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tri-State 1st Banc, Inc.;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 1, 2003	/s/ CHARLES B. LANG
Charles B. Lang President and Chief Executive Officer

Section 302 Certification

I, Kevin Anglemyer, Chief Financial Officer of Tri-State 1st Banc, Inc. certify that:

1. I have reviewed this quarterly report on Form 10-QSB of Tri-State 1st Banc. Inc.;

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

(b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”)’; and

(c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officer and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of company’s board of directors (or persons performing the equivalent functions):

(a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

(b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officer and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:	May 1, 2003	/s/ KEVIN ANGLEMYER
Kevin Anglemyer Chief Financial Officer