Form 10QSB
period 2003-06-30
TRI STATE 1ST BANK INC
filed 2003-08-01
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission File Number: 000-32489

TRI-STATE 1ST BANC, INC.

(Exact name of small business issuer as specified in its charter)

OHIO	34-1824708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

16924 St. Clair Avenue

East Liverpool, Ohio 43920

(Address of principal executive offices)

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

As of July 31, 2003 there were 891,552 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2003	December 31, 2002
	(In thousands, except share-related amounts)
ASSETS
Cash and due from banks	$7,506	$4,807
Interest-bearing deposits with other banks	77	72
Federal funds sold	5,150	—

Cash and cash equivalents	12,733	4,879

Investment securities available for sale	25,765	22,355
Investment securities held to maturity (market value of $1,370 and $1,005)	1,307	933
Loans	44,614	45,396
Less allowance for loan losses	532	514

Net Loans	44,082	44,882

Premises and equipment	3,322	3,362
Accrued interest and other assets	3,162	947

TOTAL ASSETS	$90,371	$77,358

LIABILITIES
Deposits:
Noninterest-bearing demand	$16,344	$9,822
Interest-bearing demand	16,031	13,495
Money market	3,442	3,842
Savings	13,400	11,618
Time	25,284	23,358

Total deposits	74,501	62,135

Short-term borrowings	6,074	5,206
Accrued interest and other liabilities	430	406

TOTAL LIABILITIES	81,005	67,747

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,183	8,183
Retained earnings	1,107	915
Treasury stock, at cost (25,021 and 1,881 shares)	(451)	(35)
Accumulated other comprehensive income	527	548

TOTAL STOCKHOLDERS’ EQUITY	9,366	9,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,371	$77,358

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$852	$839
Interest-bearing deposits with other banks	4	6
Federal funds sold	9	14
Investment securities:
Taxable	200	195
Exempt from federal income tax	95	102

Total interest income	1,160	1,156

INTEREST EXPENSE
Deposits	274	322
Short-term borrowings	24	33

Total interest expense	298	355

NET INTEREST INCOME	862	801
Provision for loan losses	30	24

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	832	777

NONINTEREST INCOME
Service fees on deposit accounts	179	136
Investment securities gains, net	—	4
Other	101	79

Total noninterest income	280	219

NONINTEREST EXPENSE
Salaries and employee benefits	429	415
Occupancy	98	98
Furniture and equipment	83	66
Other	293	274

Total noninterest expense	903	853

INCOME BEFORE INCOME TAXES	209	143
Income taxes	29	14

NET INCOME	$180	$129

EARNINGS PER SHARE
Basic	$0.20	$0.14
Diluted	0.20	0.14

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$1,700	$1,686
Interest-bearing deposits with other banks	5	6
Federal funds sold	25	29
Investment securities:
Taxable	383	398
Exempt from federal income tax	186	197

Total interest income	2,299	2,316

INTEREST EXPENSE
Deposits	544	653
Short-term borrowings	44	66

Total interest expense	588	719

NET INTEREST INCOME	1,711	1,597
Provision for loan losses	60	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,651	1,537

NONINTEREST INCOME
Service fees on deposit accounts	340	267
Investment securities gains, net	—	4
Other	177	136

Total noninterest income	517	407

NONINTEREST EXPENSE
Salaries and employee benefits	859	791
Occupancy	204	199
Furniture and equipment	162	129
Other	572	525

Total noninterest expense	1,797	1,644

INCOME BEFORE INCOME TAXES	371	300
Income taxes	52	36

NET INCOME	$319	$264

EARNINGS PER SHARE
Basic	$0.35	$0.30
Diluted	0.35	0.29

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
	(In thousands)
Net Income	$180	$129	$319	$264
Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(111)	(123)	(32)	310
Less reclassification adjustment for gain included in net income	—	4	—	4

Other comprehensive income (loss) before tax	(111)	(119)	(32)	306
Income tax benefit (expense)	38	43	11	(104)

Other comprehensive income (loss)	(73)	(76)	(21)	202

Total comprehensive income	$107	$53	$298	$466

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income(loss)	Total
	(In thousands)
Balance, December 31, 2002	$8,183	$915	$(35)	$548	$9,611

Comprehensive Income:
Net income		319			319
Net unrealized loss on securities, net of tax benefit				(21)	(21)

Total comprehensive income					298
Purchase of treasury stock			(416)		(416)
Dividends declared at $0.14 per share		(127)			(127)

Balance, June 30, 2003	$8,183	$1,107	$(451)	$527	$9,366

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2003	2002
	(In thousands)
OPERATING ACTIVITIES
Net income	$319	$264
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	60	60
Depreciation, amortization, and accretion, net	178	204
Investment security gains	—	(4)
Decrease (increase) in accrued interest receivable	(8)	21
Decrease in accrued interest payable	(2)	(10)
Other, net	(20)	(90)

Net cash provided by operating activities	527	445

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	250
Proceeds from maturities and repayments	7,200	3,577
Purchases	(10,675)	(5,025)
Investment securities held to maturity:
Proceeds from maturities and repayments	—	117
Purchases	(375)	—
Net decrease (increase) in loans	714	(1,050)
Purchase of bank owned life insurance	(2,100)	—
Purchases of premises and equipment	(128)	(130)

Net cash used for investing activities	(5,364)	(2,261)

FINANCING ACTIVITIES
Net increase in deposits	12,366	5,618
Increase (decrease) in short-term borrowings	868	(1,050)
Stock options exercised	—	90
Treasury shares purchased	(416)	(168)
Cash dividends paid	(127)	(102)

Net cash provided by financing activities	12,691	4,388

Increase in cash and cash equivalents	7,854	2,572

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,879	5,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$12,733	$8,240

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

The bank was chartered as a national banking association, headquartered near East Liverpool, Ohio. Business is conducted through six full-service offices and one limited-service office located throughout the tri-state area of Columbiana County, Ohio; Hancock County, West Virginia and Beaver County, Pennsylvania. The bank operates as a full service community bank, offering a variety of financial services to meet the needs of its customers. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The bank’s deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

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

Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2003	2002
Cash paid during the period for:
Interest	$590	$732
Income taxes	74	154

Pending Accounting Pronouncements

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

Pending Accounting Pronouncements (continued)

On December 31, 2002, the FASB issued FAS No. 148, Accounting for Stock-Based Compensation—Transition and Disclosure, which amends FAS No. 123, Accounting for Stock-Based Compensation. FAS No. 148 amends the disclosure requirements of FAS No. 123 to require more prominent and more frequent disclosures in financial statements about the effects of stock-based compensation. Under the provisions of FAS No. 123, companies that adopted the preferable, fair value based method were required to apply that method prospectively for new stock option awards. This contributed to a “ramp-up” effect on stock-based compensation expense in the first few years following adoption, which caused concern for companies and investors because of the lack of consistency in reported results. To address that concern, FAS No. 148 provides two additional methods of transition that reflect an entity’s full complement of stock-based compensation expense immediately upon adoption, thereby eliminating the ramp-up effect. FAS No. 148 also improves the clarity and prominence of disclosures about the pro forma effects of using the fair value based method of accounting for stock-based compensation for all companies—regardless of the accounting method used—by requiring that the data be presented more prominently and in a more user-friendly format in the footnotes to the financial statements. In addition, the statement improves the timeliness of those disclosures by requiring that this information be included in interim as well as annual financial statements. The transition guidance and annual disclosure provisions of FAS No. 148 are effective for fiscal years ending after December 15, 2002, with earlier application permitted in certain circumstances. The interim disclosure provisions are effective for financial reports containing financial statements for interim periods beginning after December 15, 2002.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Net Income, as reported	$180	$129	$319	$264
Less pro forma expense related to stock options	—	—	30	—

Pro forma net income	$180	$129	$289	$264

Basic net income per share
As reported	$0.20	$0.14	$0.35	$0.30
Pro forma	0.20	0.14	0.32	0.30
Diluted net income per share:
As reported	$0.20	$0.14	$0.35	$0.29
Pro forma	0.20	0.14	0.32	0.29

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do no yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement is not expected to have a material effect on the Company’s financial position or results of operations.

Pending Accounting Pronouncements (continued)

In May 2003, the FASB issued FAS No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). Such instruments may have been previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement has not and is not expected to have a material effect on the Company’s reported equity.

In November, 2002, the FASB issued Interpretation No. 45, Guarantor’s Accounting and Disclosure requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. This interpretation elaborates on the disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees that it has issued. This interpretation clarifies that a guarantor is required to disclose (a) the nature of the guarantee, including the approximate term of the guarantee, how the guarantee arose, and the events or circumstances that would require the guarantor to perform under the guarantee; (b) the maximum potential amount of future payments under the guarantee; (c) the carrying amount of the liability, if any, for the guarantor’s obligations under the guarantee; and d) the nature and extent of any recourse provisions or available collateral that would enable the guarantor to recover the amounts paid under the guarantee. This interpretation also clarifies that a guarantor is required to recognize, at the inception of a guarantee, a liability for the obligations it has undertaken in issuing the guarantee, including its ongoing obligation to stand ready to perform over the term of the guarantee in the event that the specified triggering events or conditions occur. The objective of the initial measurement of that liability is the fair value of the guarantee at its inception. The initial recognition and initial measurement provisions of this interpretation are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor’s fiscal year-end. The disclosure requirements in this interpretation are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of this interpretation did not have a material effect on the Company’s financial position or results of operations.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2003	2002	2003	2002
Weighted-average common shares	915,764	915,764	915,764	915,764
Average treasury stock shares	(10,527)	(19,306)	(6,204)	(18,867)

Weighted-average common shares used to calculate basic earnings per share	905,237	896,458	909,560	896,897

Common stock equivalents (stock options) used to calculate diluted earnings per share	2,376	13,878	2,587	8,405

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	907,613	910,336	912,147	905,302

Options to purchase 46,754 and 32,585 shares of common stock at prices from $19.20 to $20.36 were outstanding during the 2003 and 2002 period, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $90,371,000 at June 30, 2003, an increase of $13,013,000 or 16.8% over total assets at December 31, 2002. Total deposits and short-term borrowings were the primary funding source for the asset growth. Total deposits increased by $12,366,000 or almost 20% while short-term borrowings increased by $868,000 or 16.7%. As a result of these increases overall liquidity of the company rose during the period. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $76,913,000 at June 30, 2003, representing an increase of $8,157,000 or 11.9% over earning assets at December 31, 2002.

Federal Funds Sold and Investment Securities

Federal funds sold and investment securities available for sale serve a primary role in the overall context of balance sheet management.

At December 31, 2002, the company had no federal funds sold compared to $5,150,000 at June 30, 2003. Federal funds sold on an average basis for the six month period were $4.4 million compared to $4.9 million for the same prior year period. The company generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $25,765,000 at June 30, 2003 compared to $22,355,000 at December 31, 2002, an increase of $3,410,000 or 15.3%. Total purchases for the period were $10.7 million offset by calls, maturities and regular pay-downs of $7.2 million. The increase in the investment portfolio was above average for the period as a result of the increased liquidity from the robust deposit growth experienced during the same period.

Investment securities held to maturity increased $374,000 or 40.1% in the first six months of 2003 when compared to the prior year-end. This increase was attributable to purchases of $375,000.

Loans

Loans receivable at June 30, 2003 were $44,614,000 down $782,000 or 1.7% from year-end. Overall loan demand was slow in the last quarter while pay-offs continue to be strong. Historically low interest rates are still generating significant loan pay-offs at a time when management remains cautious on originating loans at such all time lows. Most of the decrease in the loan portfolio has occurred in the real-estate sector, resulting in a slight change in the overall composition of the loan portfolio.

The following table illustrates the loan composition at June 30, 2003 and December 31, 2002.

	June 30, 2003	December 31, 2002
	(In thousands)
Commercial	$16,928	$16,243
Real estate mortgages:
Construction	300	355
Residential	17,996	19,233
Commercial	3,843	4,074
Consumer	5,547	5,491

	44,614	45,396
Less allowance for loan losses	532	514

Net loans	$44,082	$44,882

Allowance for Loan Losses

The company’s allowance for loan losses was $532,000 at June 30, 2003 compared to $514,000 at December 31, 2002. This represents an $18,000 or 3.5% increase over December 31, 2002. During the period, the loan loss provision charged to operations totaled $60,000 while net charge-offs totaled $42,000. This compares to a $60,000 loan loss provision and net charge-offs of $32,000 in the first half of 2002.

The following table illustrates the activity in the allowance for loan losses:

	Six Months Ended June 30,
	2003	2002
	(In thousands)
Balance, beginning of period	$514	$443
Charge-offs:
Real estate loans	18	—
Installment loans	23	25
Commercial loans	8	45

Total charge-offs	49	70

Recoveries:
Real estate loans	—	—
Installment loans	7	18
Commercial loans	—	20

Total recoveries	7	38

Net charge-offs	42	32

Provision charged to operations	60	60

Balance, end of period	$532	$471

The company believes that the allowance for loan losses at June 30, 2003 of $532,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2003.

Non-Performing Assets

On June 30, 2003, non-performing loans, which are comprised of commercial, mortgage and consumer loans contractually past due 90 days or more as to interest or principal payments but not on non-accrual status because of collateral considerations or collection status, and non-accrual commercial loan types which are not considered impaired, amounted to $272,000, an increase of $41,000 from December 31, 2002.

At June 30, 2003 non-accrual loans decreased by $49,000 as a result of the foreclosure and subsequent reclassification to other real estate owned for one of the two non-accrual loans that were outstanding at the end of 2002.

Loans past due 90 days or more increased $90,000 during the period due in general to overall higher delinquencies rates.

In management’s opinion, the bank has no impaired loans at June 30, 2003.

Non-Performing Assets (continued)

The following presents the non-performing assets at June 30, 2003, and December 31, 2002.

	June 30, 2003	December 31, 2002
	(In thousands)
Non-accrual loans	$84	$133
Loans past due 90 days or more	188	98
Restructured loans	—	—

Total non-performing loans	272	231
Other real estate owned	50	—

Total non-performing assets	$322	$231

Non-performing loans as a percentage of total loans	.61%	0.51%
Non-performing assets as a percentage of total assets	0.36%	0.30%
Allowance for loan losses as a percentage of non-performing assets	165.2%	222.5%

Accrued Interest and Other Assets

Accrued interest and other assets increased by $2,215,000 or 233.9%. In early 2003 the company purchased $2,100,000 of Bank Owned Life Insurance (BOLI) resulting in the increase in other assets. The BOLI is through two separate insurance carriers. The earnings received from the cash value life insurance plan are tax exempt and will be used to offset employee benefit costs.

Deposits

Deposits are generally the company’s primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up significantly in the first half of 2003 from $62,135,000 at year-end 2002 to $74,501,000 at June 30, 2003. An increase of $12,366,000 or 19.9%. All deposit types increased for the period with the exception of money market accounts which decreased by $400,000 or 10.4%. The increase in deposits was attributable to an increase in the number of new deposit accounts as well as an increase from existing accounts. Most, if not all, of the new accounts are within the company’s market area and are a result of several market factors including recent consolidations and restructurings of branch offices by some of the company’s main competitors.

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

At June 30, 2003 short-term borrowings consisted solely of securities sold under repurchase agreements which totaled $6,074,000 compared to $200,000 in federal funds purchased and $5,006,000 in securities sold under repurchase agreements held at December 31, 2002. The increase in securities sold under repurchase agreements was a result of an increase in the balances of these accounts as there were no new accounts opened in the period. The securities sold under repurchase agreements are agreements with customers of the bank that are collateralized by various bank owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2003 AND 2002

Summary of Earnings

Net income for the second quarter of 2003 was $180,000 an increase of $51,000 or almost 40% over the same prior year period. Diluted earnings per share were $0.20 for the 2003 period compared to $0.14 for the 2002 period. The strong increase in net income for the period was a result of an increase in net interest income (which was mostly due to decreases in interest expenses) and an increase in noninterest income offset by increases in noninterest expenses.

Interest Income

Interest income on loans increased $13,000 or 1.5% for the three months ended June 30, 2003 compared to the same prior year period. While the period-end balance in the loan portfolio was down, average loans for the period grew by $2.7 million or 6.3% while the yield earned on these loans decreased by 50 basis points.

Interest income on federal funds sold decreased $5,000 or 35.7% during the second quarter of 2003 when compared to the second quarter of 2002. This decrease was a result of a $760,000 or 20.2% decrease in the average balance outstanding and a 50 basis point decrease in the yield earned.

Interest income earned on investment securities decreased by $2,000 during the second quarter of 2003 when compared to the same prior year period. This decrease was a result of a 117 basis point decrease on the yield earned on the investment portfolio offset by a $5.5 million increase in the average balance outstanding.

Interest Expense

Interest expense on deposits decreased $48,000 or 14.9% during the three months ended June 30, 2003 when compared to the same prior year period. This decrease was a result of a 68 basis point decrease on the rate paid on these funds offset by a $5.6 million increase in the average balance outstanding. We anticipate the cost of deposits to continue to show some decline over the next quarter as a result of recent interest rate reductions.

Interest expense on short-term borrowings decreased $9,000 or 27.3% during the second quarter of 2003. This decrease was due to a decrease of 75 basis points in the rate paid on these funds offset by a $889,000 or 13.3% increase in the average balance outstanding.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest - bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2003 totaled $862,000, an increase of $61,000, over the same prior year period. The increase in net interest income was mostly attributable to the strong decreases in the company’s cost of funds for the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the second quarter of 2003 was $30,000. This compares to $24,000 charged in the 2002 period. Factors effecting the provision for the periods were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management’s ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income

Total noninterest income increased $61,000 or 27.9% in the second quarter of 2003 compared to the same prior year period. Other income increased by $22,000 or 27.8% while service fees on deposit accounts increased by $43,000 or 31.6% for the period. The increase in other income stems from an increase in ATM related fees generated by the company’s non-bank subsidiary, Gateminder Corporation. Services fees increased due to increases in the number and amount of fees charged to customers for services rendered.

Noninterest Expense

Total salary and employee benefits increased $14,000 or 3.4% in the second quarter of 2003. Salaries and wages increased due to the hiring of additional personnel and normal merit increases relating to existing employees.

Furniture and equipment expense increased by $17,000 or 25.8% in the second quarter of 2003. The increased costs are attributable to increased depreciation expense and other equipment costs relating to a major equipment upgrade implemented during 2002 and 2003 in the company’s data processing department.

Other expenses increased $19,000 or 6.9% during the second quarter of 2003.

The provision for income tax increased in the 2003 period mostly as a result of an increase in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002

Summary of Earnings

Net income for the first half of 2003 was $319,000 up significantly at 20.8% over the same prior year period. Diluted earnings per share were $0.35 for the 2003 period compared to $0.29 in the 2002 period. The increase in net income for the period was a result of an increase in net interest income (mainly due to a decrease in interest expense) and an increase in noninterest income offset by increases in noninterest expenses.

Interest Income

Interest income on loans increased $14,000 or 0.8% for the six months ended June 30, 2003 compared to the same prior year period. While the period end balance in the loan portfolio was down, average loans for the period grew by $5.1 million or 12.7% while the yield earned on these loans decreased by 148 basis points.

Interest income on federal funds sold decreased $4,000 or 13.8% during the first half of 2003 when compared to the first half of 2002. This decrease was a result of a $495,000 or 10.0% decrease in the average balance outstanding and a 249 basis point decrease in the yield earned.

Interest income earned on investment securities decreased by $26,000 during the first half of 2003 when compared to the same prior year period. This decrease was a result of a 172 basis point decrease on the yield earned on the investment portfolio offset by a $7.3 million increase in the average balance outstanding.

Interest Expense

Interest expense on deposits decreased $109,000 or 16.7% during the six months ended June 30, 2003 when compared to the same prior year period. This decrease was a result of a 148 basis point decrease on the rate paid on these funds offset by a $4.3 million increase in the average balance outstanding.

Interest expense on short-term borrowings decreased $22,000 or 33.3% during the first half of 2003. This decrease was due to a decrease of 176 basis points in the rate paid on these funds offset by a $1.2 million or 20.2% increase in the average balance outstanding.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first half of 2003 totaled $1,711,000, an increase of $114,000, over the same prior year period. The increase in net interest income was mostly attributable to the strong decreases in the company’s cost of funds for the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first half of 2003 was $60,000 and equaled the 2002 period amount. Factors effecting the provision for the periods were; credit risks inherent in the loan portfolio, asset quality, economic conditions and management’s ongoing analysis of the adequacy of the allowance for loan losses.

Noninterest Income

Total noninterest income increased $110,000 or 27.0% in the first half of 2003 compared to the same prior year period. Other income increased by $41,000 or 30.1% while service fees on deposit accounts increased by $73,000 or 27.3% for the period. The increase in other income stems from an increase in ATM related fees generated by the company’s non-bank subsidiary, Gateminder Corporation. Services fees increased due to increases in the number and amount of fees charged to customers for services rendered.

Noninterest Expense

Total salary and employee benefits increased $68,000 or 8.6% in the first half of 2003. Salaries and wages increased due to the hiring of additional personnel and normal merit increases relating to existing employees.

Net occupancy expense increased $5,000 or 2.5% in the first half of 2003.

Furniture and equipment expense increased by $33,000 or 25.6% in the first half of 2003. The increased costs are attributable to increased depreciation expense and other equipment costs relating to a major equipment upgrade implemented during 2002 in the company’s data processing department.

Other expenses increased $47,000 or 9.0% during the first half of 2003 as a result of an overall increase in general expenses.

The provision for income tax increased by $16,000 or 44.4% mostly as a result of an increase in taxable income.

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

Capital Requirements

Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2003, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2003 and December 31, 2002, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the bank does not materially differ from the company’s; therefore, the following table sets forth the company’s capital and minimum requirements:

	June 30, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$9,372	18.10%	$9,536	20.28%
For Capital Adequacy Purposes	4,142	8.00	3,762	8.00
To Be Well Capitalized	5,177	10.00	4,703	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$8,839	17.07%	$9,022	19.18%
For Capital Adequacy Purposes	2,071	4.00	1,881	4.00
To Be Well Capitalized	3,106	6.00	2,822	6.00

Tier 1 Capital (to Average Assets)
Actual	$8,839	10.54%	$9,022	11.41%
For Capital Adequacy Purposes	3,355	4.00	3,163	4.00
To Be Well Capitalized	4,193	5.00	3,954	5.00

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

Item 3. Controls and Procedures (continued)

Changes in Internal Controls

There were no significant changes in the company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Part II—OTHER INFORMATION

Item 1.	Legal Proceedings

All pending legal proceedings are considered ordinary routine litigation incidental to banking, to which the company or the bank, may be a party to or of which any of the company’s properties are subject.

Item 2.	Changes in securities
None

Item 3.	Defaults upon senior securities
None

Item 4.	Submission of matters to a vote of security holders

The Company’s annual meeting of shareholders was held on April 16, 2003

(a)    The number of Class 1 Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2006

         William E. Blair, Jr.

         Stephen W. Cooper

         Marvin H. Feldman

(b) To ratify the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the company for the fiscal year 2003.

The results of the votes from the annual meeting were as follows:

	For	Withhold
William E. Blair, Jr	683,205	2,030
Stephen W. Cooper	683,721	1,514
Marvin H. Feldman	683,447	1,788
Ratification of S.R. Snodgrass	679,340	5,563

Item 5.	Other information
None

Item 6.	Exhibits and Reports on Form 8-K

(a)    Exhibits

         (99.0) Independent Accountant’s Report

         (31.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K
None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc. (Registrant)

Date:	By:	/s/ Charles B. Lang
July 31, 2003		Charles B. Lang President and Chief Executive Officer

Date:	By:	/s/ Kevin Anglemyer
July 31, 2003		Kevin Anglemyer Chief Financial Officer