Form 10QSB
period 2003-09-30
TRI STATE 1ST BANK INC
filed 2003-11-05
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.  Yes  ☒  No  ☐

As of November 3, 2003 there were 893,921 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:  Yes  ☐  No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2003	December 31, 2002
	(In thousands)
ASSETS
Cash and due from banks	$6,019	$4,807
Interest-bearing deposits with other banks	76	72

Cash and cash equivalents	6,095	4,879

Investment securities available for sale	32,389	22,355
Investment securities held to maturity (market value of $1,374 and $1,005)	1,307	933

Loans	44,528	45,396
Less allowance for loan losses	517	514

Net Loans	44,011	44,882

Premises and equipment	3,409	3,362
Accrued interest and other assets	3,182	947

TOTAL ASSETS	$90,393	$77,358

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,205	$9,822
Interest-bearing demand	16,704	13,495
Money market	4,098	3,842
Savings	13,459	11,618
Time	24,699	23,358

Total deposits	74,165	62,135
Short-term borrowings	6,712	5,206
Accrued interest and other liabilities	336	406

TOTAL LIABILITIES	81,213	67,747

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,183	8,183
Retained earnings	1,225	915
Treasury stock, at cost (21,843 and 1,881 shares)	(403)	(35)
Accumulated other comprehensive income	175	548

TOTAL STOCKHOLDERS’ EQUITY	9,180	9,611

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$90,393	$77,358

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$832	$886
Interest-bearing deposits with other banks	1	1
Federal funds sold	11	17
Investment securities:
Taxable	227	207
Exempt from federal income tax	84	97

Total interest income	1,155	1,208

INTEREST EXPENSE
Deposits	257	320
Short-term borrowings	20	26

Total interest expense	277	346

NET INTEREST INCOME	878	862
Provision for loan losses	30	24

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	848	838

NONINTEREST INCOME
Service fees on deposit accounts	173	166
Investment securities gains, net	68	29
Other	92	84

Total noninterest income	333	279

NONINTEREST EXPENSE
Salaries and employee benefits	447	404
Occupancy	99	98
Furniture and equipment	90	66
Other	275	246

Total noninterest expense	911	814

INCOME BEFORE INCOME TAXES	270	303
Income taxes	45	71

NET INCOME	$225	$232

EARNINGS PER SHARE
Basic	$0.25	$0.26
Diluted	0.25	0.26
Dividends Per Share	$0.07	$0.06

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$2,532	$2,572
Interest-bearing deposits with other banks	5	7
Federal funds sold	36	47
Investment securities:
Taxable	610	605
Exempt from federal income tax	270	294

Total interest income	3,453	3,525

INTEREST EXPENSE
Deposits	801	974
Short-term borrowings	64	93

Total interest expense	865	1,067

NET INTEREST INCOME	2,588	2,458
Provision for loan losses	90	84

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,498	2,374

NONINTEREST INCOME
Service fees on deposit accounts	513	433
Investment securities gains, net	68	33
Other	269	220

Total noninterest income	850	686

NONINTEREST EXPENSE
Salaries and employee benefits	1,306	1,195
Occupancy	304	297
Furniture and equipment	251	195
Other	846	772

Total noninterest expense	2,707	2,459

INCOME BEFORE INCOME TAXES	641	601
Income taxes	97	106

NET INCOME	$544	$495

EARNINGS PER SHARE
Basic	$0.60	$0.55
Diluted	0.60	0.55
Dividends Per Share	$0.21	$0.17

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands)
Net Income	$225	$232	$544	$495
Other comprehensive income:
Unrealized gains (losses) on available for sale securities	(533)	256	(633)	595
Less reclassification adjustment for gain included in net income	(68)	(29)	(68)	(33)

Other comprehensive income (loss) before tax	(465)	227	(565)	562
Income tax benefit (expense)	113	(58)	192	(191)

Other comprehensive income (loss)	(352)	169	(373)	371

Total comprehensive income (loss)	$(127)	$401	$171	$866

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, December 31, 2002	$8,183	$915	$(35)	$548	$9,611
Comprehensive Income:
Net income		544			544
Net unrealized loss on securities, net of tax benefit				(373)	(373)

Total comprehensive income					171
Stock options exercised		(45)	432		387
Purchase of treasury stock			(800)		(800)
Dividends declared at $0.21 per share		(189)			(189)

Balance, September 30, 2003	$8,183	$1,225	$(403)	$175	$9,180

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
OPERATING ACTIVITIES
Net income	$544	$495
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	90	84
Depreciation, amortization, and accretion, net	291	271
Investment security gains	(68)	(33)
Increase in accrued interest receivable	(20)	(14)
Increase in accrued interest payable	19	4
Other, net	(76)	(389)

Net cash provided by operating activities	780	418

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	1,109	1,583
Proceeds from maturities and repayments	12,153	4,317
Purchases	(23,870)	(9,481)
Investment securities held to maturity:
Proceeds from maturities and repayments	—	154
Purchases	(375)	—
Net decrease (increase) in loans	771	(1,450)
Purchase of bank-owned life insurance	(2,100)	—
Purchases of premises and equipment	(249)	(121)

Net cash used for investing activities	(12,561)	(4,998)

FINANCING ACTIVITIES
Net increase in deposits	12,030	4,208
Increase in short-term borrowings	1,506	987
Treasury stock sold	—	1,186
Stock options exercised	387	310
Treasury shares purchased	(800)	(1,438)
Cash dividends paid	(126)	(152)

Net cash provided by financing activities	12,997	5,101

Increase in cash and cash equivalents	1,216	521
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	4,879	5,668

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,095	$6,189

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

The bank was chartered as a national banking association and is headquartered near East Liverpool, Ohio. The primary regulator of the bank is the Comptroller of the Currency. Business is conducted through six full-service offices and one limited-service office located throughout the tri-state area of Columbiana County, Ohio; Hancock County, West Virginia and Beaver County, Pennsylvania. The bank operates as a full service community bank, offering a variety of financial services to meet the needs of its customers. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The bank’s deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2003	2002
Cash paid during the period for:
Interest	$845	$1,062
Income taxes	107	179

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

In April 2002, the FASB issued FAS No. 145, Rescission of FASB Statement No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections. FAS No. 145 rescinds FAS No. 4, which required all gains and losses from extinguishment of debt to be aggregated and, if material, classified as an extraordinary item, net of related income tax effect. As a result, the criteria in APB Opinion No. 3 pronouncements, which are not substantive but in some cases may change accounting practice. The provisions of this statement related to the rescission of FAS No. 4 shall be applied in fiscal years beginning after May 15, 2002. Any gain or loss on extinguishments of debt that was classified as an extraordinary item in prior periods presented that does not meet the criteria in APB Opinion No. 30 for classification as an extraordinary item shall be reclassified. Early adoption of the provisions of this statement related to FAS No. 13 shall be effective for transactions occurring after May 15, 2002. All other provisions of this statement shall be effective for financial statements issued on or after May 15, 2002. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
	(In thousands, except per share data)
Net Income, as reported	$225	$232	$544	$495
Less pro forma expense related to stock options	—	—	30	—

Pro forma net income	$225	$232	$514	$495

Basic net income per share
As reported	$0.25	$0.26	$0.60	$0.55
Pro forma	0.25	0.26	0.57	0.55
Diluted net income per share:
As reported	$0.25	$0.26	$0.60	$0.55
Pro forma	0.25	0.26	0.57	0.55

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pending Accounting Pronouncements (continued)

In April, 2003, the FASB issued FAS No. 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities. This statement amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under FAS No. 133. The amendments set forth in FAS No. 149 improve financial reporting by requiring that contracts with comparable characteristics be accounted for similarly. In particular, this statement clarifies under what circumstances a contract with an initial net investment meets the characteristic of a derivative as discussed in FAS No. 133. In addition, it clarifies when a derivative contains a financing component that warrants special reporting in the statement of cash flows. FAS No. 149 amends certain other existing pronouncements. Those changes will result in more consistent reporting of contracts that are derivatives in their entirety or that contain embedded derivatives that warrant separate accounting. This statement is effective for contracts entered into or modified after June 30, 2003, except as stated below and for hedging relationships designated after June 30, 2003. The guidance should be applied prospectively. The provisions of this statement that relate to FAS No. 133 Implementation Issues that have been effective for fiscal quarters that began prior to June 15, 2003, should continue to be applied in accordance with their respective effective dates. In addition, certain provisions relating to forward purchases or sales of when-issued securities or other securities that do not yet exist, should be applied to existing contracts as well as new contracts entered into after June 30, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

In May 2003, the FASB issued Statement No. 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. This Statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability or an asset in some circumstances). Such instruments may have been previously classified as equity. This Statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of this statement did not have a material effect on the Company’s financial position or results of operations.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Pending Accounting Pronouncements (continued)

In January, 2003, the FASB issued Interpretation No. 46, Consolidation of Variable Interest Entities, in an effort to expand upon and strengthen existing accounting guidance that addresses when a company should include in its financial statements the assets, liabilities and activities of another entity. The objective of this interpretation is not to restrict the use of variable interest entities but to improve financial reporting by companies involved with variable interest entities. Until now, one company generally has included another entity in its consolidated financial statements only if it controlled the entity through voting interests. This interpretation changes that by requiring a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of this interpretation apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2003	2002	2003	2002
Weighted-average common shares	915,764	915,764	915,764	915,764
Average treasury stock shares	(21,887)	(9,236)	(11,470)	(14,464)

Weighted-average common shares used to calculate basic earnings per share	893,877	906,528	904,294	901,300
Common stock equivalents (stock options) used to calculate diluted earnings per share	103	1,123	68	1,910

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	893,980	907,651	904,362	903,210

Options to purchase 46,754 and 37,121 shares of common stock at prices from $19.20 to $20.36 were outstanding during the three and nine month periods of 2003 and 2002, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $90,393,000 at September 30, 2003, an increase of $13,035,000 or 16.9% over total assets at December 31, 2002. Total deposits and short-term borrowings were the primary funding source for the asset growth. Total deposits increased by $12.0 million while short-term borrowings increased by $1.5 million. Proceeds from the deposit and short-term borrowings were invested mostly in the securities portfolio as total loans for the period decreased due to a drop in loan demand. Total earning assets, which principally include loans, investment securities and federal funds sold equaled $78,300,000 at September 30, 2003, representing an increase of $9,544,000 or 13.9% over earning assets at December 31, 2002.

Federal Funds Sold and Investment Securities

At September 30, 2003 and December 31, 2002, the company had no federal funds sold. Federal funds sold on an average basis for the nine month period were $4.5 million compared to $3.6 million for the same prior year period. The company generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $32,389,000 at September 30, 2003 compared to $22,355,000 at December 31, 2002, an increase of $10,034,000 or 44.9%. Total purchases for the period were $23.9 million offset by calls, maturities and regular pay-downs of $12.2 million and total sales of $1.1 million. The increased activity in the investment portfolio for the period was mostly a result of a slow down in loan demand as funds generated from deposits and other borrowings were invested in the investment portfolio rather than being used to fund new loans.

Investment securities held to maturity increased $374,000 or 40.1% in the first nine months of 2003 when compared to the prior year-end. This increase was attributable to purchases of $375,000.

Loans

Loans receivable at September 30, 2003 were $44,528,000 down $868,000 or 1.9% from year-end. Overall loan demand has been slow the last few quarters while pay-offs remain strong. Historically low interest rates are still generating significant loan pay-offs at a time when management remains cautious on originating loans at such all time low interest rates. Most of the decrease in the loan portfolio has occurred in the real-estate sector, resulting in a slight change in the overall composition of the loan portfolio.

The following table illustrates the loan composition at September 30, 2003 and December 31, 2002.

	September 30, 2003	December 31, 2002
	(In thousands)
Commercial	$17,092	$16,243
Real estate mortgages:
Construction	298	355
Residential	18,040	19,233
Commercial	3,484	4,074
Consumer	5,614	5,491

	44,528	45,396
Less allowance for loan losses	517	514

Net loans	$44,011	$44,882

Allowance for Loan Losses

The company’s allowance for loan losses was $517,000 at September 30, 2003 compared to $514,000 at December 31, 2002. This represents a $3,000 increase over December 31, 2002. During the period, the loan loss provision charged to operations totaled $90,000 while net charge-offs totaled $87,000. This compares to an $84,000 loan loss provision and net charge-offs of $44,000 in the year to date 2002 period. The increase in charge-offs occurred mostly in consumer type loans. The following table illustrates the activity in the allowance for loan losses:

	Nine Months Ended September 30,
	2003	2002
	(In thousands)
Balance, beginning of period	$514	$443
Charge-offs:
Real estate loans	18	2
Installment loans	70	36
Commercial loans	8	46

Total charge-offs	96	84

Recoveries:
Real estate loans	—	—
Installment loans	9	20
Commercial loans	—	20

Total recoveries	9	40

Net charge-offs	87	44

Provision charged to operations	90	84

Balance, end of period	$517	$483

The company believes that the allowance for loan losses at September 30, 2003 of $517,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2003.

Non-Performing Assets

Total non-accrual loans at September 30, 2003 increased $96,000 as a result of two additional loans being placed on non-accrual status during the period offset by a third loan that was on non-accrual status at December 31, 2002 and has since been foreclosed upon and transferred to other real estate owned. The two additional loans consist of a commercial real-estate loan secured by commercial and residential real-estate, and a mortgage loan secured by a single-family residence. Both loans are in the process of foreclosure.

Total loans past due 90 days or more increased $165,000 during the period due to higher delinquencies rates experienced in all types of loans.

Non-Performing Assets (continued)

The following presents the non-performing assets at September 30, 2003, and December 31, 2002.

	September 30, 2003	December 31, 2002
	(In thousands)
Non-accrual loans	$194	$98
Loans past due 90 days or more and still accruing	298	133
Restructured loans	—	—

Total non-performing loans	492	231
Other real estate owned	50	—

Total non-performing assets	$542	$231

Non-performing loans as a percentage of total loans	1.10%	0.51%
Non-performing assets as a percentage of total assets	0.60%	0.30%
Allowance for loan losses as a percentage of non-performing assets	95.4%	222.5%

Accrued Interest and Other Assets

Accrued interest and other assets increased by $2,235,000 or 236.0%. In early 2003 the company purchased $2,100,000 of bank-owned life insurance (BOLI) resulting in the increase in other assets. The BOLI is through two separate insurance carriers. The earnings received from the cash value life insurance plan are tax exempt and will be used to offset employee benefit costs.

Deposits

Deposits are generally the company’s primary source for funding its earning assets. The company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up significantly in the first nine months of 2003 from $62,135,000 at year-end 2002 to $74,165,000 at September 30, 2003. An increase of $12,030,000 or 19.4%. Every deposit type increased for the period with demand deposits increasing the most. The increase in deposits is attributable to an increase in the number of new deposit accounts as well as an increase from existing accounts. Most, if not all, of the new accounts are within the company’s market area and are a result of several market factors including recent consolidations and restructurings of branch offices by some of the company’s main competitors.

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

At September 30, 2003 short-term borrowings consisted solely of securities sold under repurchase agreements totaling $6,712,000 compared to $200,000 in federal funds purchased and $5,006,000 in securities sold under repurchase agreements held at December 31, 2002. The increase in securities sold under repurchase agreements was a result of an increase in the balances of these accounts as there were no new accounts opened in the period. The securities sold under repurchase agreements are agreements with customers of the bank that are collateralized by various bank-owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Summary of Earnings

Net income for the third quarter of 2003 was $225,000 a decrease of $7,000 or 3.0% over the same prior year period. Diluted earnings per share were $0.25 for the 2003 period compared to $0.26 for the 2002 period. The decrease in net income for the period was a result of an increase in net interest income (which was mostly due to decreases in interest expenses) and an increase in noninterest income offset by increases in noninterest expenses.

Interest Income

Interest income on loans decreased $54,000 or 6.1% for the three months ended September 30, 2003 compared to the same prior year period. While the period-end balance in the loan portfolio was down, average loans for the period grew by $511,000 or 1.2% with the yield earned on these loans decreasing by 65 basis points.

Interest income on federal funds sold decreased $6,000 or 37.3% during the third quarter of 2003 when compared to the third quarter of 2002. This decrease was a result of a 79 basis point decrease in the yield earned offset by an increase of $654,000 or 16.3% in the average balance outstanding.

Interest income earned on investment securities increased by $7,000 during the third quarter of 2003 when compared to the same prior year period. This increase was a result of a $7.4 million or 26.5% increase in the average balance outstanding offset by a 124 basis point decrease in the yield earned.

Interest Expense

Interest expense on deposits decreased $63,000 or 19.7% during the three months ended September 30, 2003 when compared to the same prior year period. This decrease was a result of a 61 basis point decrease on the rate paid on these funds offset by a $5.0 million or 9.1% increase in the average balance outstanding.

Interest expense on short-term borrowings decreased $6,000 or 23.1% during the third quarter of 2003. This decrease was due to a decrease of 75 basis points in the rate paid on these funds offset by a $1.2 million or 23.6% increase in the average balance outstanding.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2003 totaled $878,000, an increase of $16,000, over the same prior year period. The increase in net interest income was mostly attributable to the decreases in the company’s cost of funds for the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the third quarter of 2003 was $30,000. This compares to $24,000 charged in the 2002 period. The amount of the provision is determined by the company’s loan committee and approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $55,000 or 19.9% in the third quarter of 2003 compared to the same prior year period. Other income increased by $8,000 while service fees on deposit accounts increased by $7,000. In July, 2003, the company sold $1.1 million in investment securities classified as available for sale resulting in a gain of $68,000. For the 2002 period, a total of $1.5 million in securities were sold resulting in a gain of $29,000.

Noninterest Expense

Total salary and employee benefits increased $43,000 or 10.6% in the third quarter of 2003. Salaries and wages increased due to the hiring of additional personnel and normal merit increases relating to existing employees while benefit costs increased as a result of an overall increase in these expenses.

Occupancy expenses increased by $2,000 in the third quarter of 2003.

Furniture and equipment expense increased by $24,000 or 36.0% in the third quarter of 2003. The increased costs are attributable to increased depreciation expense and other equipment costs relating to a major equipment upgrade implemented during 2002 and 2003 in the company’s data processing department.

Other expenses increased $29,000 or 11.6% during the third quarter of 2003 as a result of an overall increase in general expenses.

Income Tax Expense

The provision for income tax decreased in the 2003 period mostly as a result of a decrease in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002

Summary of Earnings

Net income for the first nine months of 2003 was $544,000 up $49,000 or 9.9% over the same prior year period. Diluted earnings per share were $0.60 for the 2003 period compared to $0.55 in the 2002 period. The increase in net income for the period was a result of an increase in net interest income (mainly due to a decrease in interest expense) and an increase in noninterest income offset by increases in noninterest expenses.

Interest Income

Interest income on loans decreased $40,000 or 1.6% for the nine months ended September 30, 2003 compared to the same prior year period. While the period end balance in the loan portfolio was down, average loans for the period grew by $1.7 million or 4.0% while the yield earned on these loans decreased by 45 basis points.

Interest income on federal funds sold decreased $11,000 or 23.4% during the first nine months of 2003 when compared to the 2002 period. This decrease was a result of a 65 basis point decrease in the yield earned offset by an $864,000 or 24.3% increase in the average balance outstanding.

Interest income earned on investment securities decreased by $19,000 during the first nine months of 2003 when compared to the same prior year period. This decrease was a result of a 94 basis point decrease on the yield earned on the investment portfolio offset by a $4.5 million or 16.7% increase in the average balance outstanding.

Interest Expense

Interest expense on deposits decreased $173,000 or 17.8% during the nine months ended September 30, 2003 when compared to the same prior year period. This decrease was a result of a 59 basis point decrease on the rate paid on these funds offset by a $4.4 million or 8.3% increase in the average balance outstanding.

Interest expense on short-term borrowings decreased $29,000 or 31.0% during the first nine months of 2003. This decrease was due to a decrease of 75 basis points in the rate paid on these funds offset by a $604,000 or 9.8% increase in the average balance outstanding.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first nine months of 2003 totaled $2,588,000, an increase of $130,000, over the same prior year period. The increase in net interest income was mostly attributable to the decreases in the company’s cost of funds for the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first nine months of 2003 was $90,000 compared to $84,000 in the 2002 period amount. The amount of the provision is determined by the company’s loan committee and approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $164,000 or 23.9% in the first nine months of 2003 compared to the same prior year period. Other income increased by $49,000 or 22.3% while service fees on deposit accounts increased by $80,000 or 18.5% for the period. The increase in other income stems from an increase in ATM related fees generated by the company’s non-bank subsidiary, Gateminder Corporation. Services fees on deposit accounts increased due to increases in the number and amount of fees charged to customers for services rendered.

Noninterest Expense

Total salary and employee benefits increased $111,000 or 9.3% in the first nine months of 2003. Salaries and wages increased due to the hiring of additional personnel and normal merit increases relating to existing employees while benefit costs increased as a result of an overall increase in these expenses.

Net occupancy expense increased $7,000 or 2.4% in the first nine months of 2003.

Furniture and equipment expense increased by $56,000 or 29.0% in the first Nine months of 2003. The increased costs are attributable to increased Depreciation expense and other equipment costs relating to a major equipment Upgrade implemented during 2002 in the company’s data processing department.

Other expenses increased $74,000 or 9.6% during the first nine months of 2003 as a result of an increase in general expenses.

Income Tax Expense

The provision for income tax decreased by $10,000 or 9.1% for the nine months ended September 30, 2003.

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

Liquidity (continued)

Management is not aware of any known trends, events or uncertainties that would have a material effect on the liquidity, capital resources or operations of the company. Management is not aware of any current recommendations by the regulatory authorities, which, if implemented, would have a material effect on the liquidity, capital resources or operations of the company.

Capital Requirements

Federal regulations require the company to maintain minimum amounts of capital. Specifically, the company and the bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2003, that the company and the bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2003 and December 31, 2002, the FDIC categorized the company and the bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the bank does not materially differ from the company’s; therefore, the following table sets forth the company’s capital and minimum requirements:

	September 30, 2003		December 31, 2002
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital
(to Risk-weighted Assets)
Actual	$9,522	18.48%	$9,536	20.28%
For Capital Adequacy Purposes	4,123	8.00	3,762	8.00
To Be Well Capitalized	5,154	10.00	4,703	10.00

Tier 1 Capital
(To Risk-weighted Assets)
Actual	$9,005	17.47%	$9,022	19.18%
For Capital Adequacy Purposes	2,061	4.00	1,881	4.00
To Be Well Capitalized	3,092	6.00	2,822	6.00

Tier 1 Capital
(to Average Assets)
Actual	$9,005	10.74%	$9,022	11.41%
For Capital Adequacy Purposes	3,355	4.00	3,163	4.00
To Be Well Capitalized	4,194	5.00	3,954	5.00

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

None

Item 6. Exhibits and Reports on Form 8-K

(a) Exhibits

(31.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.0) Independent Accountant’s Report

(b) Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TRI-STATE 1ST BANC, INC. (Registrant)

Date: November 3, 2003	By:	/s/ CHARLES B. LANG

Charles B. Lang President and Chief Executive Officer

Date: November 3, 2003	By:	/s/ KEVIN ANGLEMYER

Kevin Anglemyer Chief Financial Officer