Form 10KSB
period 2003-12-31
TRI STATE 1ST BANK INC
filed 2004-03-23
CIK 1010398

US SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from              to

Commission File Number: 000-32489

TRI - STATE 1ST BANC, INC.

(Name of small business issuer in its charter)

Ohio	34-1824708
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification Number)

16924 St. Clair Avenue East Liverpool, Ohio	43920
(Address of principal executive offices)	(Zip Code)

Issuer’s telephone number, including area code:

(330) 385-9200

Securities registered persuant to Section 12(b) of the Act:

None

Securities registered persuant to Section 12(g) of the Act:

Common Stock, no par value

(Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S - B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10 - KSB or any amendment to this Form 10 - KSB  ☐.

Issuer’s revenues for its most recent fiscal year: $5.8 million.

The aggregate market value of the voting stock held by non - affiliates computed by reference to the averaged bid and ask price on March 10, 2004, was $11,834,738 (631,186 shares at $18.75 per share).

As of March 10, 2004, there were 892,397 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer’s Annual Report to Shareholders for the year ended December 31, 2003 (Parts I and II).

2. Portions of the Issuer’s definitive Proxy Statement for the 2004 Annual meeting of Shareholders (Part III).

Transitional Small Business disclusure format (check one)    Yes  ☐    No  ☒

Tri-State 1st Banc, Inc.

Form 10-KSB

PART I

Item 1. Description of Business

General

Certain information required by this section is presented on pages 16 and 39 of the 2003 Annual Report and is incorporated herein by reference.

As of December 31, 2003, the Company had 47 full-time employees and 21 part-time employees. The Company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

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

In 1999, the Financial Services Modernization Act became law and substantially changed the Bank Holding Company Act of 1956. The act permits subsidiaries of Bank Holding Companies to engage in a broad range of financial activities that were not previously permitted. The law authorizes a Bank Holding Company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate’s products, thus allowing such a company to offer its customers any financial product or service. In addition, the law greatly expands the number of permissible holding company activities to include numerous financial activities that were not previously permitted. The law also permits operating subsidiaries of national banks to sell any financial product without geographic limitation.

Under the Riegle - Neal Interstate Banking and Branching Efficiency Act of 1994 (the Interstate Banking Law”), various federal banking laws were amended to provide for nationwide interstate banking, interstate bank mergers and interstate branching. The Interstate Banking Law allows the acquisition by a Bank Holding Company of a bank located in another state. Interstate bank mergers and branch purchase and assumption transactions are allowed however, states may “opt out” of the merger and purchase and assumption provisions by enacting laws that specifically prohibit such interstate transactions.

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

Statistical Disclosures by Bank Holding Companies

I. Distribution of Assets, Liabilities and Stockholders’ Equity; Interest Rates and Interest Differential

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

	For the Year Ended December 31, 2003 vs 2002
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$5,634	$(22,562)	$(16,927)
Taxable investment securities	(295,941)	337,479	41,538
Nontaxable investment securities (1)	(63,544)	23,264	(40,280)
Loans (1)	105,009	(173,910)	(68,901)

Total interest-earning assets	(248,842)	164,271	(84,570)

Interest-bearing liabilities:
Interest-bearing demand	22,938	(48,061)	(25,123)
Money market accounts	4,658	(5,760)	(1,101)
Savings deposits	(614,129)	615,021	891
Time deposits	38,103	(221,564)	(183,461)
Short-term borrowings	26,508	(52,585)	(26,076)

Total interest-bearing liabilities	(521,922)	287,051	(234,870)

Net change in net interest income	$273,080	$(122,780)	$150,300

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Rate/Volume Analysis (continued)

	For the Year Ended December 31, 2002 vs 2001
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$(38,047)	$(82,345)	$(120,392)
Taxable investment securities	32,365	(136,324)	(103,959)
Nontaxable investment securities (1)	6,850	28,236	35,086
Loans (1)	413,210	(515,718)	(102,508)

Total interest-earning assets	414,378	(706,151)	(291,773)

Interest-bearing liabilities:
Interest-bearing demand	(22,521)	(144,505)	(167,026)
Money market accounts	(8,400)	(27,574)	(35,974)
Savings deposits	19,110	(90,720)	(71,610)
Time deposits	117,885	(368,329)	(250,444)
Short-term borrowings	4,821	(65,497)	(60,676)

Total interest-bearing liabilities	110,895	(696,625)	(585,730)

Net change in net interest income	$303,483	$(9,526)	$293,957

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Additional information required by this section is presented on page 10 of the 2003 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A. Book Value of Investment Portfolio

The required information is incorporated by reference to pages 23 through 25 of the 2003 Annual Report.

B. Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 2003 and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields for the scheduled maturity of each investment.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. Government agency securities	$999,448	$4,221,597	$8,131,604	$—	$13,352,649
Obligations of states and political subdivisions	917,220	3,416,722	3,080,187	375,000	7,789,129
Mortgage - backed securities	—	24,684	2,642,097	6,806,527	9,473,308

Total debt securities	1,916,668	7,663,003	13,853,888	7,181,527	30,615,086
Mutual Funds (1)	—	—	—	—	1,000,000

Total investment securities	$1,916,668	$7,663,003	$13,853,888	$7,181,527	$31,615,086

(1)	Consists of investment in Asset Management Fund ARM Fund.

B. Maturity and Yield Information (continued)

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. Government agency securities	5.63%	4.58%	4.13%	—%	4.38%
Obligations of states and political subdivisions	8.39	7.90	6.99	6.82	7.54
Mortgage - backed securities	—	7.00	5.03	4.77	4.85

Total debt securities	6.95	6.07	4.94	4.88	5.33
Mutual Funds (1)	—	—	—	—	2.19

Total investment securities	6.95%	6.07%	4.94%	4.88%	5.23%

(1)	Consists of investment in Asset Management Fund ARM Fund.

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C. Aggregate Book Value of Securities Exceeding 10% of Stockholders’ Equity

At December 31, 2003, non-U.S. Government and U.S. Government agency securities that exceeded ten percent of stockholders’ equity consisted of an investment in The Asset Management Fund ARM Fund which invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades.

Issuer	Book Value	Market Value
The Asset Management Fund ARM Fund	$1,000,000	$993,970

III. Loan Portfolio

A. Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2003		2002
	Amount	Percent	Amount	Percent
Real Estate Loans:
Construction	$162,492	0.36%	$354,813	0.78%
1 - 4 Family	18,251,197	40.35	19,236,822	42.40
Commercial	3,795,636	8.39	4,073,735	8.98
Commercial Loans	17,619,755	38.96	16,234,944	35.78
Consumer Loans	5,398,486	11.94	5,468,219	12.06

Total	45,227,566	100.00%	45,368,533	100.00%

Deferred loan origination fees and costs	13,114		27,409
Allowance for possible loan losses	(514,260)		(514,276)

Net loans	$44,726,420		$44,881,666

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

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 2003, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing			Total
	Within 1 Year	One Year Through Five Years	After Five Years
Commercial and agricultural	$7,795,536	$4,750,381	$5,073,838	$17,619,755
Real estate - construction	162,492	—	—	162,492

Total	$7,958,028	$4,750,381	$5,073,838	$17,782,247

Sensitivity of loans to interest rates:
Predetermined interest rates		$1,503,691	$2,172,722
Floating interest rates		3,246,690	2,901,116

Total		$4,750,381	$5,073,838

C. Risk Elements

Certain information required by this section is presented on pages 8, 25 through 26 and 39 through 43 of the 2003 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non - performing assets:

	At December 31,
	2003	2002
Loans past due 90 days or more and still accruing interest	$5,884	$133,119
Nonaccrual loans	362,756	98,149
Impaired loans	992,584	62,128

Total non - performing loans	1,361,224	293,396
Other real estate owned	40,000	—

Total non - performing assets	$1,401,224	$293,396

Non-performing loans as a percentage of total loans	3.01%	0.65%
Non-performing assets as a percentage of total assets	1.57%	0.38%
Allowance for loan losses as a percentage of non-performing assets	36.7%	175.3%

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

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their agreements is dependent upon the economic stability of the tri - state area. At December 31, 2003, the company did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2004 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV. Summary of Loan Loss Experience

A. Analysis of Loan Loss Experience

The following table sets forth information with respect to the bank’s allowance for loan losses at the dates indicated:

	At December 31,
	2003	2002
Balance, January 1	$514,276	$443,350
Charge - offs:
Commercial and agricultural	7,778	45,834
Real estate mortgages	18,057	2,059
Consumer	83,470	38,265

Total charge - offs	109,305	86,158

Loan recoveries:
Commercial and agricultural	—	19,887
Real estate mortgages	—	—
Consumer	33,669	29,197

Total loan recoveries	33,669	49,084

Net charge - offs	75,636	37,074

Provision charged to operations	75,620	108,000

Balance, December 31	$514,260	$514,276

Net charge - offs as a percent of average loans	0.17%	0.09%

The Bank believes that the allowance for loan losses at December 31, 2003 is adequate to cover probable losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2003.

The Bank monitors its loan portfolio on a monthly basis, taking into consideration the status of potential problem loans and non- performing assets, as well as trends in delinquencies. Management’s determination of of the adequacy of the allowance for loan losses is based on periodic evaluations of the credit portfolio and other relevant factors. In addition to the estimate of the amounts and timing of expected future cash flows on impaired loans, other components of the allowance for loan losses include estimates for loan losses associated within the commercial, consumer and real estate mortgage portfolios, general amounts for historical loss experience, uncertainties in estimating losses, and inherent risks in the various credit portfolios.

B. Allocation of the Allowance for Possible Loan Losses

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

	At December 31,
	2003		2002
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Real Estate Loans:
Construction	$3,543	0.36%	$10,280	0.78%
1 - 4 Family	97,452	40.35	81,820	42.37
Commercial	153,792	8.39	111,444	8.97
Commercial Loans	119,337	38.96	115,604	35.78
Consumer Loans	129,851	11.94	122,052	12.10

Unallocated	10,285		73,076

Total	$514,260	100.00%	$514,276	100.00%

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

V. Deposits

A. Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

	Year Ended December 31,
	2003	2002
Amount
Noninterest - bearing demand	$12,698,943	$9,794,127
Interest - bearing demand	16,283,175	14,554,272
Savings	12,894,488	11,496,766
Money market	3,842,791	3,593,368
Time	24,607,583	23,663,866

Total	$70,326,980	$63,102,399

Rate
Noninterest - bearing demand	—%	—%
Interest - bearing demand	0.50	0.75
Savings deposits	0.85	1.10
Money market	1.25	1.50
Time deposits	1.76	3.30

Remaining maturity of time certificates of deposit in denominations of $100,000 or more.

The required information is incorporated by reference to page 27 of the 2003 Annual Report.

VI. Return on Equity and Assets

The required information is incorporated by reference to pages 7 and 8 of the 2003 Annual Report.

VII. Short - Term Borrowings

The required information is incorporated by reference to page 27 of the 2003 Annual Report.

Item 2. Description of Properties

The following are the principal locations and operations of the Company and Bank:

Description	Own or Lease	Lease Expiration
Executive Offices of the
Company and Bank and
Branch office
16924 St. Clair Avenue
East Liverpool, OH 43920	Own	N/A

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432	Own	N/A

Branch office
15703 St Rt. 170
Calcutta, OH 43920	Lease	2006

Branch office
Wal-Mart Store
Calcutta, OH 43920	Lease	2008

Branch office
1200 North Chestnut Street
New Cumberland, WV 26047	Own	N/A

Branch office
627 Midland Avenue
Midland, PA 15059	Own	N/A

Branch office
Bradshaw Square
East Liverpool, Ohio 43920	Lease	2010

Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

Item 3. Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to banking, to which the Company or the Bank is a party of or to which any of the Company’s or Bank’s property is subject.

Item 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information is incorporated by reference to page 9 of the 2003 Annual Report.

There were no purchases of the Issuer’s equity securities during the fourth quarter of fiscal 2003.

Item 6. Management’s Discussion and Analysis or Plan of Operations

The required information is incorporated by reference to pages 39 through 43 of the 2003 Annual Report.

Item 7. Financial Statements

The required information is incorporated by reference to pages 11 through 36 of the 2003 Annual Report.

Critical Accounting Policies

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgments.

Allowance for Loan Losses

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of “Notes to Consolidated Financial Statements” commencing on page XX of this Form 10-KSB.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 8A. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Based on their evaluation as of a date within 90 days of the filing date of this annual report on Form 10KSB, the Company’s principal executive officer and principal financial officer have concluded that the Company’s disclosure controls and procedures (as defined in Rules 13a-14c under the Securities and Excgange Act of 1934, the “Exchange Act”) are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the exchange act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Changes in Internal Controls

There were no significant changes in the Company’s internal controls or other factors that could significantly affect these controls subsequent to the date of their evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III

Item 9. Directors and Executive Officers of the Issuer

The required information is incorporated by reference to pages 4 through 5 of the 2004 Proxy Statement.

Item 10. Executive Compensation

The required information is incorporated by reference to page 6 through 7 of the 2004 Proxy Statement.

Item 11. Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference to pages 7 through 8 of the 2004 Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The required information is incorporated by reference to page 9 of the 2004 Proxy Statement.

Item 13. Exhibits and Reports on Form 8 - K

The following documents are filed as part of this report, except as may be indicated:

(1) Financial Statements:

The following Consolidated Financial Statements of Tri - State 1st Banc, Inc. together with the Report of Independent Auditors dated February 6, 2004, are included in the 2003 Annual Report of the registrant which is referenced in Part II, Item 7 - Financial Statements and are incorporated herein:

(2) Exhibits and reports of Form 8-K:

(a)	Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S - B.

(3.1)	Articles of Incorporation of the registrant are incorporated herein by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(3.2)	By - laws of the registrant are incorporated by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(10.1)	The 1997 Stock Option Plan is incorporated by reference to the registrant’s amendment No. 1 Registration Statement Form SB-2 filed with the Securities and Exchange Commission on December 1, 1999.

(13)	Portions of the Annual Report to Security Holders for the year ended December 31, 2003, filed herewith as exhibit 13.

(14)	Code of Ethics Policy

(21)	Subsidiary of the registrant incorporated herein by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(31.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

None

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference to page 9 of the 2004 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 10, 2004	By:	/s/ Charles B. Lang
Charles B. Lang
President

Date: March 10, 2004
	By:	/s/ Kevin Anglemyer
Kevin Anglemyer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles B. Lang	President (Principal Executive Officer)	March 10, 2004
Charles B. Lang

/s/ Keith R. Clutter	Secretary	March 10, 2004
Keith R. Clutter

/s/ Kevin Anglemyer	Chief Financial Officer (Principal Financial/Accounting Officer)	March 10, 2004
Kevin Anglemyer

/s/ J. Robert berg	Director	March 10, 2004
J. Robert Berg

/s/ William E. Blair	Director	March 10, 2004
William E. Blair

/s/ Stephen W. Cooper	Director	March 10, 2004
Stephen W. Cooper

/s/ Timothy G. Dickey	Director	March 10, 2004
Timothy G. Dickey

/s/ Marvin H. Feldman	Director	March 10, 2004
Marvin H. Feldman

/s/ John P. Scotford, Sr.	Director	March 10, 2004
John P. Scotford, Sr.

/s/ John C. Thompson	Director	March 10, 2004
John C. Thompson