Form 10QSB
period 2004-03-31
TRI STATE 1ST BANK INC
filed 2004-05-11
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

As of May 3, 2004 there were 892,397 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2004	December 31, 2003
	(In thousands)
ASSETS
Cash and due from Banks	$5,849	$6,006
Interest-bearing deposits with other banks	72	75

Cash and cash equivalents	5,921	6,081
Federal funds sold	1,350	—
Investment securities available for sale	32,894	30,718
Investment securities held to maturity (market value of $1,169 and $1,189)	1,126	1,125
Loans	45,514	45,240
Less allowance for loan losses	530	514

Net Loans	44,984	44,726
Premises and equipment	3,618	3,484
Bank-owned life insurance	2,196	2,171
Accrued interest and other assets	1,071	1,067

TOTAL ASSETS	$93,160	$89,372

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,716	$15,104
Interest-bearing demand	13,878	13,994
Money market	6,795	3,632
Savings	14,249	14,114
Time	25,198	24,535

Total deposits	72,836	71,379
Short-term borrowings	10,379	8,533
Accrued interest and other liabilities	454	197

TOTAL LIABILITIES	83,669	80,109

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,393	1,319
Treasury stock, at cost (23,367 and 21,843 shares)	(431)	(402)
Accumulated other comprehensive income	334	151

TOTAL STOCKHOLDERS’ EQUITY	9,491	9,263

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,160	$89,372

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$835	$848
Interest-bearing deposits with other Banks	—	1
Federal funds sold	8	16
Investment securities:
Taxable	239	183
Exempt from federal income tax	76	91

Total interest income	1,158	1,139

INTEREST EXPENSE
Deposits	243	271
Short-term borrowings	29	20

Total interest expense	272	291

NET INTEREST INCOME	886	848

Provision for loan losses	45	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	841	818

NONINTEREST INCOME
Service fees on deposit accounts	176	162
Earnings on bank-owned life insurance	25	1
Other	75	74

Total noninterest income	276	237

NONINTEREST EXPENSE
Salaries and employee benefits	449	430
Occupancy	100	107
Furniture and equipment	83	79
Other	295	277

Total noninterest expense	927	893

INCOME BEFORE INCOME TAXES	190	162
Income taxes	36	23

NET INCOME	$154	$139

EARNINGS PER SHARE
Basic	$0.17	$0.15
Diluted	0.17	0.15

Dividends Per Share	$0.09	$0.07

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Net Income	$154	$139

Other comprehensive income:
Unrealized gains (losses) on available for sale securities	277	(142)
Income tax benefit (expense)	(94)	48

Other comprehensive income (loss)	183	(94)

Total comprehensive income	$337	$45

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income	Total
	(In thousands)
Balance, December 31, 2003	$8,195	$1,319	$(402)	$151	$9,263

Comprehensive Income:
Net income		154			154
Net unrealized gain on securities, net of tax benefit				183	183

Total comprehensive income					337
Purchase of treasury stock			(29)		(29)
Dividends declared at $0.09 per share		(80)			(80)

Balance, March 31, 2004	$8,195	$1,393	$(431)	$334	$9,491

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$154	$139
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	45	30
Depreciation, amortization, and accretion, net	72	88
Decrease in accrued interest receivable	54	26
Increase in accrued interest payable	28	30
Other, net	(29)	(34)

Net cash provided by operating activities	324	279

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	2,898	2,215
Purchases	(4,828)	(3,060)
Investment securities held to maturity:
Proceeds from maturities and repayments	—	1
Purchases	—	(375)
Net decrease (increase) in loans	(263)	19
Purchase of bank-owned life insurance	—	(1,200)
Purchases of premises and equipment	(215)	(70)

Net cash used for investing activities	(2,408)	(2,470)

FINANCING ACTIVITIES
Net increase in deposits	1,457	8,494
Increase in short-term borrowings	1,846	3,419
Treasury shares purchased	(29)	—

Net cash provided by financing activities	3,274	11,913

Increase in cash and cash equivalents	1,190	9,722

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,081	4,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$7,271	$14,601

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

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2004	2003
Cash paid during the period for:
Interest	$244	$261
Income taxes	—	10

Stock Options

The Company maintains a stock option plan for the directors, officers and keye employees. The Company accounts for its stock option plans under the provisions of APB Opinion No. 25, “Accounting for Stock Issued to Employees” and related interpretations. Under this Opinion, no compensation expense has been recognized with respect to the plans because the exercise price of the Company’s employee stock options equals the market price of the underlying stock on the grant date. When the exercise price of the Company’s stock options is greater than or equal to the market price of the underlying stock on the date of grant, no compensation expense is recognized in the Company’s financial statements. Pro forma net income and earnings per share are disclosed to reflect the impact of the stock option assuming compensation expense had been recognized based on the fair value of the stock options granted under the plan in the accompanying notes to the financial statements.

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share data)
Net Income, as reported	$154	$139
Less pro forma expense related to stock options	—	30

Pro forma net income	$154	$109

Basic net income per share
As reported	$0.17	$0.15
Pro forma	0.17	0.12
Diluted net income per share:
As reported	$0.17	$0.15
Pro forma	0.17	0.12

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

	Three Months Ended March 31,
	2004	2003
Weighted-average common shares	915,764	915,764

Average treasury stock shares	(23,300)	(1,881)

Weighted-average common shares used to calculate basic earnings per share	892,464	913,883

Common stock equivalents (stock options) used to calculate diluted earnings per share	114	2,816

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	892,578	916,699

Options to purchase 44,100 and 13,129 shares of common stock at prices from $18.80 to $20.36 were outstanding during the three month periods of 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $93,160,000 at March 31, 2004, an increase of $3,788,000 or 4.2% over total assets at December 31, 2003. Total deposits and short-term borrowings were the primary funding source for the asset growth. Total deposits increased by $1.5 million while short-term borrowings increased by $1.8 million. Proceeds received from the new deposits and short-term borrowings were invested mostly in shorter-term liquid assets such as overnight federal funds and the investment securities portfolio as total loans for the quarter were up only $274,000 or 0.06%. The decision to invest in shorter-term assets stems from Management’s anticipation of future interest rate hikes and the current lack of loan growth sufficient to match deposit growth. Total average earning assets for the quarter equaled $80.3 million at March 31, 2004, compared to $77.7 million for the quarter ended December 31, 2003, a $2.6 million or 3.3% increase on a quarter to quarter comparison.

Federal Funds Sold and Investment Securities

At December 31, 2003 the Company had no federal funds sold. This compares to $1,350,000 in federal funds sold at March 31, 2004. On an average basis, federal funds sold were $3.4 million in the first quarter compared to $5.9 million in the same prior year period. The Company generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

The investment securities available for sale portfolio was $32,894,000 at March 31, 2004 compared to $30,718,000 at December 31, 2003, an increase of $2,176,000 or 7.1%. Total purchases for the quarter were $4.8 million offset by calls, maturities and regular pay-downs of $2.9 million. While the 7.1% increase in the portfolio is within a normal growth range for the Company, the portfolio has increased by more than 42% in the last twelve months as a result of a lack of loan demand to match the deposit and short-term borrowings growth. This, coupled with the ever increasing signs of interest rate hikes, has resulted in the Company investing a greater amount of the funds generated from new growth(as well as maturing assets) into the investment portfolio. Such increases in the investment portfolio are expected to level off once loan demand returns to a more normal level.

Investment securities held to maturity increased $1,000 in the first quarter of 2004 when compared to the prior year-end. This increase was attributable to net accretion in investment discounts and premiums.

Loans

Loans receivable at March 31, 2004 were $45,514,000 up $274,000 or 0.06% from year-end. Overall loan demand has been slow for the last few quarters while pay-offs still remain strong, but not at the previous all-time highs experienced in 2002 and 2003. A fairly sluggish local economy coupled with Management’s cautious stance on originating too many loans at such all time low interest rates are a major factor in the reason for the lower loan growth.

The following table illustrates the loan composition at March 31, 2004 and December 31, 2003.

	March 31, 2004	December 31, 2003
	(In thousands)
Commercial	$17,803	$17,632
Real estate mortgages:
Construction	154	162
Residential	18,593	18,229
Commercial	3,582	3,796
Consumer	5,382	5,421

	45,514	45,240
Less allowance for loan losses	530	514

Net loans	$44,984	$44,726

Allowance for Loan Losses

The Company’s allowance for loan losses was $530,000 at March 31, 2004 compared to $514,000 at December 31, 2003. This represents a $16,000 increase over December 31, 2003. During the quarter, the loan loss provision charged to operations totaled $45,000 while net charge-offs totaled $29,000. This compares to a $30,000 loan loss provision and net charge-offs of $27,000 in the first quarter 2003. The following table illustrates the activity in the allowance for loan losses:

	Three Months Ended March 31,
	2004	2003
	(In thousands)
Balance, beginning of period	$514	$514
Charge-offs:
Real estate loans	—	18
Installment loans	24	10
Commercial loans	16	—

Total charge-offs	40	28

Recoveries:
Real estate loans	—	—
Installment loans	4	1
Commercial loans	7	—

Total recoveries	11	1

Net charge-offs	29	27

Provision charged to operations	45	30

Balance, end of period	$530	$517

The Company believes that the allowance for loan losses at March 31, 2004 of $530,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2004.

Non-Performing Assets

Total non-performing assets at March 31, 2004 were $1,152,000 compared to $1,401,000 at December 31, 2003, amounting to a $249,000 decrease for the quarter. The decrease occurred mostly in loans classified as past due ninety days or more and still accruing and impaired loans.

Total non-accrual loans at March 31, 2004 and December 31, 2003 consisted of a total of three separate loans that were outstanding for both periods. Two of these loans are with one related borrower. The two related loans are secured by two separate real-estate properties. One of the loans has been brought current by the borrower as of March 31, 2004 but remains on a non-accrual cash-basis status until the borrower re-establishes a sound payment history. The remaining non-accrual loan is secured by a 1-4 family residential property that is considered to be adequately collateralized.

Impaired loans at March 31, 2004 totaled $882,000 and consisted mainly of the same loans that were outstanding at December 31, 2003. The largest of the impaired loans totaled $648,000 and is collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. The loan was restructured from its original term in late 2003 to help facilitate the borrower’s cash flow. As a result of the restructuring, the loan has been brought current and has been current now for several months. If the loan continues its current status, it is anticipated the loan will be upgraded.

Non-Performing Assets (continued)

The following presents the non-performing assets at March 31, 2004, and December 31, 2003.

	March 31, 2004	December 31, 2003
	(In thousands)
Non-accrual loans	$159	$163
Loans past due 90 days or more and still accruing	71	205
Impaired loans	882	993

Total non-performing loans	1,112	1,361
Other real estate owned	40	40

Total non-performing assets	$1,152	$1,401

Non-performing loans as a percentage of total loans	2.44%	3.01%
Non-performing assets as a percentage of total assets	1.24%	1.57%
Allowance for loan losses as a percentage of non-performing assets	46.0%	36.7%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up by $1,457,000 or 2.0% in the first quarter of 2004 from the $71,379,000 at year-end 2003. While the growth for the quarter was strong, the increase was a bit less than the growth rates experienced in the previous years first quarter results. There is no one particular indication of the reason for this slightly slower growth rate. All deposit types were up for the quarter with the exception of demand deposits which decreased in total by $2.4 million.

Borrowings

The Company from time to time uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. Funding sources may include federal funds purchased, securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati “FHLB”. These sources of fundings are often used when deposit growth is not sufficient to support the earning assets growth.

At March 31, 2004 short-term borrowings consisted solely of securities sold under repurchase agreements totaling $10,379,000. This compares to $2,000,000 in borrowings from the FHLB and $6,533,000 in securities sold under repurchase agreements at December 31, 2003. The short-term FHLB borrowings were paid down in the early part of the first quarter from proceeds received from the deposit and repurchase agreements growth in the same period. The securities sold under repurchase agreements are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. The increase in these agreements for the quarter was attributable to an increase mostly from existing accounts as only one new repurchase agreement accounts was opened during the quarter.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003

Summary of Earnings

Net income for the first quarter of 2004 was $154,000, an increase of $16,000 or 11.3% over the same prior year period. Diluted earnings per share were $0.17 for the 2004 period compared to $0.15 for the 2003 period, a 13.3% increase. The increase in net income for the period was a result of an increase in net interest income and noninterest income offset by a lesser increase in noninterest expense and the provision for loan loss.

Interest Income

Interest income on loans decreased $13,000 or 1.5% for the three months ended March 31, 2004 compared to the same prior year period. Average loans for the period grew by $565,000 or 1.3% with the yield earned on these loans decreasing by 23 basis points for the quarter.

Interest income on federal funds sold decreased $8,000 or 50.5% during the first quarter of 2004 when compared to the first quarter of 2003. This decrease was a result of a 15 basis point decrease in the yield earned as well as a decrease of $2.5 million or 42.8% in the average balance outstanding.

Interest income earned on investment securities increased by $41,000 during the first quarter of 2004 when compared to the same prior year period. This increase was a result of a $6.4 million or 22.8% increase in the average balance outstanding offset by a 69 basis point decrease in the yield earned.

Interest Expense

Interest expense on deposits decreased $28,000 or 10.2% during the three months ended March 31, 2004 when compared to the same prior year period. This decrease was a result of a 33 basis point decrease on the rate paid on these funds offset by a $4.1 million or 7.5% increase in the average balance outstanding.

Interest expense on short-term borrowings increased $9,000 or 43.6% during the first quarter of 2004. This increase was mostly all due to an increase in the average balance outstanding, which increased by $2.2 million, as the cost of these funds changed by only 1 basis point.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2004 totaled $886,000, an increase of $38,000, over the same prior year period. The increase in net interest income was attributable to an increase in interest income and a decrease in interest expense.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first quarter of 2004 was $45,000. This compares to $30,000 charged in the 2003 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $40,000 or 16.8% in the first quarter of 2004 compared to the same prior year period. Service fees on deposit accounts increased by $15,000 or 9.0% from increased revenues from new accounts as costs of these services were not increased during the period. Most of the increase in total noninterest income came from earnings received on bank-owned life insurance. The Company purchased two separate cash-value life insurance policies in 2003 with one of the purchases being funded late in the first quarter of 2003, resulting in a quarter to quarter increase.

Noninterest Expense

Total salary and employee benefits increased $19,000 or 4.5% in the first quarter of 2004. Salaries and wages increased mostly from normal merit increases for existing employees as total full-time equivalent employees for the quarters remained the same.

Total noninterest expenses remained stable overall from the previous years quarter. Occupancy expense decreased by $7,000 or 6.1%, furniture and equipment expense increased by $4,000 or 4.7% while other noninterest expenses increased by $17,000 or 6.3%.

Income Tax Expense

The provision for income tax increased in the 2004 period by $13,000 or 55.8% mostly as a result of an increase in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2004 and December 31, 2003, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	March 31, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$9,687	18.56%	$9,595	18.66%
For Capital Adequacy Purposes	4,176	8.00	4,114	8.00
To Be Well Capitalized	5,220	10.00	5,143	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$9,157	17.54%	$9,066	17.63%
For Capital Adequacy Purposes	2,088	4.00	2,057	4.00
To Be Well Capitalized	3,132	6.00	3,086	6.00

Tier 1 Capital (to Average Assets)
Actual	$9,157	10.03%	$9,066	10.14%
For Capital Adequacy Purposes	3,651	4.00	3,575	4.00
To Be Well Capitalized	4,563	5.00	4,468	5.00

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

Item	2. Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum of Number of Shares that may yet be Purchased Under Plan
January, 2004	1,524	$18.90	22,068	22,469
February, 2004	—	—	—	—
March, 2004	—	—	—	—

Item	3. Defaults upon senior securities

None

Item	4. Submission of matters to a vote of security holders

None

Item	5. Other information

None

Item	6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

On March 2, 2004 the Company issued a press release entitled “Tri-State 1st Banc Reports increased First Quarter Dividends” under Form 8-K Item 5.

On March 9, 2004 the Company issued a press release entitled “Tri-State 1st Banc Reports Record Earnings” under Form 8-K Item 12.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date:	By:	/s/ Charles B. Lang
May 3, 2004		Charles B. Lang
President and Chief Executive
Officer

Date:	By:	/s/ Kevin Anglemyer
May 3, 2004		Kevin Anglemyer
Chief Financial Officer