Form 10QSB
period 2004-06-30
TRI STATE 1ST BANK INC
filed 2004-08-02
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

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

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

As of August 2, 2004 there were 892,397 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2004	December 31, 2003

	(In thousands)
ASSETS
Cash and due from banks	$6,217	$6,006
Interest-bearing deposits with other banks	79	75
Federal funds sold	3,500	—

Cash and cash equivalents	9,796	6,081

Investment securities available for sale	30,210	30,718
Investment securities held to maturity (market value of $1,147 and $1,189)	1,126	1,125

Loans	45,742	45,240
Less allowance for loan losses	545	514

Net Loans	45,197	44,726

Premises and equipment	3,753	3,484
Bank-owned life insurance	2,219	2,171
Accrued interest and other assets	1,412	1,067

TOTAL ASSETS	$93,713	$89,372

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,974	$15,104
Interest-bearing demand	17,747	13,994
Money market	6,851	3,632
Savings	14,062	14,114
Time	23,717	24,535

Total deposits	76,351	71,379

Short-term borrowings	8,250	8,533
Accrued interest and other liabilities	158	197

TOTAL LIABILITIES	84,759	80,109

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,522	1,319
Treasury stock, at cost (23,367 and 21,843 shares)	(431)	(402)
Accumulated other comprehensive income (loss)	(332)	151

TOTAL STOCKHOLDERS’ EQUITY	8,954	9,263

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,713	$89,372

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$826	$852
Interest-bearing deposits with other Banks	—	4
Federal funds sold	7	9
Investment securities:
Taxable	235	200
Exempt from federal income tax	74	95

Total interest income	1,142	1,160

INTEREST EXPENSE
Deposits	227	274
Short-term borrowings	29	24

Total interest expense	256	298

NET INTEREST INCOME	886	862

Provision for loan losses	34	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	852	832

NONINTEREST INCOME
Service fees on deposit accounts	205	179
Investment securities gains	10	—
Earnings on bank-owned life insurance	23	24
Other	91	77

Total noninterest income	329	280

NONINTEREST EXPENSE
Salaries and employee benefits	452	429
Occupancy	99	98
Furniture and equipment	88	83
Other	282	293

Total noninterest expense	921	903

INCOME BEFORE INCOME TAXES	260	209
Income taxes	51	29

NET INCOME	$209	$180

EARNINGS PER SHARE
Basic	$0.23	$0.20
Diluted	0.23	0.20

Dividends Per Share	$0.09	$0.07

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$1,661	$1,700
Interest-bearing deposits with other Banks	—	5
Federal funds sold	15	25
Investment securities:
Taxable	474	383
Exempt from federal income tax	150	186

Total interest income	2,300	2,299

INTEREST EXPENSE
Deposits	470	544
Short-term borrowings	58	44

Total interest expense	528	588

NET INTEREST INCOME	1,772	1,711

Provision for loan losses	79	60

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,693	1,651

NONINTEREST INCOME
Service fees on deposit accounts	381	340
Investment securities gains	10	—
Earnings on bank-owned life insurance	48	25
Other	166	152

Total noninterest income	605	517

NONINTEREST EXPENSE
Salaries and employee benefits	902	859
Occupancy	199	204
Furniture and equipment	171	162
Other	576	572

Total noninterest expense	1,848	1,797

INCOME BEFORE INCOME TAXES	450	371
Income taxes	87	52

NET INCOME	$363	$319

EARNINGS PER SHARE
Basic	$0.41	$0.35
Diluted	0.41	0.35

Dividends Per Share	$0.18	$0.14

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands)
Net Income	$209	$180	$363	$319

Other comprehensive income:
Unrealized losses on available for sale securities	(999)	(111)	(722)	(32)
Less reclassification adjustment gain included in net income	(10)	—	(10)	—
Income tax benefit	343	38	249	11

Other comprehensive loss	(666)	(73)	(483)	(21)

Total comprehensive income (loss)	$(457)	$107	$(120)	$298

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
	(In thousands)
Balance, December 31, 2003	$8,195	$1,319	$(402)	$151	$9,263

Comprehensive Income:
Net income		363			363
Net unrealized loss on securities, net of tax benefit of $249				(483)	(483)

Total comprehensive loss					(120)
Purchase of treasury stock			(29)		(29)
Dividends declared at $0.18 per share		(160)			(160)

Balance, June 30, 2004	$8,195	$1,522	$(431)	$(332)	$8,954

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$363	$319
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	79	60
Depreciation, amortization, and accretion, net	216	178
Investment security gains	(10)	—
Earnings on bank-owned life insurance	(48)	(25)
Loss on sale of other real-estate owned	(4)	—
Decrease (increase) in accrued interest receivable	45	(8)
Decrease in accrued interest payable	(7)	(2)
Other, net	(206)	5

Net cash provided by operating activities	428	527

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	582	—
Proceeds from maturities and repayments	4,457	7,200
Purchases	(5,328)	(10,675)
Investment securities held to maturity:
Purchases	—	(375)
Net decrease (increase) in loans	(527)	714
Purchase of bank-owned life insurance	—	(2,100)
Proceeds from sale of other real-estate owned	37	—
Purchases of premises and equipment	(434)	(128)

Net cash used for investing activities	(1,213)	(5,364)

FINANCING ACTIVITIES
Net increase in deposits	4,973	12,366
Increase (decrease) in short-term borrowings	(283)	868
Treasury shares purchased	(29)	(416)
Cash dividends paid	(161)	(127)

Net cash provided by financing activities	4,500	12,691

Increase in cash and cash equivalents	3,715	7,854

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,081	4,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,796	$12,733

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

Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2004	2003
	(In Thousands)
Cash paid during the period for:
Interest	$534	$590
Income taxes	40	74

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net Income, as reported	$209	$180	$363	$319
Less pro forma expense related to stock options	—	—	—	30

Pro forma net income	$209	$180	$363	$289

Basic net income per share
As reported	$0.23	$0.20	$0.41	$0.35
Pro forma	0.23	0.20	0.41	0.32
Diluted net income per share:
As reported	$0.23	$0.20	$0.41	$0.35
Pro forma	0.23	0.20	0.41	0.32

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2004	2003	2004	2003
Weighted-average common shares	915,764	915,764	915,764	915,764

Average treasury stock shares	(23,367)	(10,527)	(23,334)	(6,204)

Weighted-average common shares used to calculate basic earnings per share	892,397	905,237	892,430	909,560
Common stock equivalents (stock options) used to calculate diluted earnings per share	119	2,376	119	2,587

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	892,516	907,613	892,549	912,147

Options to purchase 44,100 and 46,754 shares of common stock at prices from $18.80 to $20.36 were outstanding during the three and six month periods of 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Subsequent Events

On July 15, 2004 the Company entered into a definitive agreement to purchase the assets of MDH Investment Management, Inc. of East Liverpool, Ohio. MDH is an investment advisory firm incorporated in Ohio and founded in 1984 by Dr. Marc D. Hoffrichter, who serves as its President. Under the terms of the Agreement, a new company with the same name of MDH Investment Management Inc. will operate as a fully owned, independent subsidiary of the Company. Dr. Hoffrichter will continue as President and CEO of MDH. The purchase is expected to be completed by October 1, 2004 and will be accounted for through a combination of cash and the issuance of additional common stock of the Company.

MA NAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $93,713,000 at June 30, 2004, an increase of $4,341,000 or 4.9% over total assets at December 31, 2003. Total deposits were the primary funding source for the asset growth and were invested mostly in shorter-term liquid assets such as overnight federal funds and the investment securities portfolio as total loans for the period were up only $501,000 or 1.1%. Management’s decision to invest in shorter-term assets stems from of a recent interest rate hike as well as anticipated future hikes and the current lack of loan growth sufficient to match the deposit growth. On an average basis, total earning assets for the period totaled $80.9 million at June 30, 2004, compared to $74.9 million in the 2003 period, a $6.0 million or 8.0% increase.

Federal Funds Sold

At December 31, 2003 the Company had no federal funds sold. This compares to $3,500,000 in federal funds sold at June 30, 2004. On an average basis, federal funds sold were $3.2 million for the 2004 period compared to $4.4 million in the same prior year period. The Company generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $30,210,000 at June 30, 2004 compared to $30,718,000 at December 31, 2003, a decrease of $509,000 or 1.7%. Over the last several months, the market value of the portfolio has decreased to a level below that of the book value. The decrease in the market value of the portfolio, which totaled approximately $720,000, is due to an increase in short-term interest rates which started to occur in the second quarter of this year. The upward movement in these rates was in anticipation of the Federal Reserve Bank raising it’s targeted Federal Funds rate, which effective June 30, 2004, it in fact did raise by 25 basis points. It is believed that the Federal Reserve will continue to raise such rates in the very near future which may cause an even greater decline in the market value of the portfolio. The total purchases for the portfolio for the period were $5.3 million offset by calls, maturities and principal pay-downs of $4.5 million compared to $10.7 and $7.2 million, respectively in the 2003 period.

Investment securities held to maturity changed by less than a thousand dollars for the period as there were no purchases or maturities, but only book yield adjustments (premium and discount amortizations).

Loans

Loans receivable at June 30, 2004 were $45,742,000 up $501,000 or 1.1% from year-end. Overall loan demand has been slow for the last few quarters but is starting to show some signs of improvement. In addition, the all-time record high pay-offs experienced in the last two years appears to have subsided. In June, the Company expanded the commercial lending staff by adding a Senior Commercial Loan Officer and a Credit Analyst. These new positions will allow the Company to more effectively manage its commercial loan portfolio and to provide better customer service for existing as well as new customers. With the slower pay-offs, anticipated stronger loan demand and staffing increases, the Company is expecting loan growth to be at a stronger pace in the second half of 2004.

The following table illustrates the loan composition at June 30, 2004 and December 31, 2003.

	June 30, 2004	December 31, 2003
	(In thousands)
Commercial	$17,334	$17,632
Real estate mortgages:
Construction	176	162
Residential	18,849	18,229
Commercial	3,532	3,796
Consumer	5,851	5,421

	45,742	45,240
Less allowance for loan losses	545	514

Net loans	$45,197	$44,726

Allowance for Loan Losses

The Company’s allowance for loan losses was $545,000 at June 30, 2004 compared to $514,000 at December 31, 2003. This represents a $31,000 increase over December 31, 2003. During the 2004 period, the loan loss provision charged to operations totaled $79,000 while net charge-offs totaled $48,000. This compares to a $60,000 loan loss provision and net charge-offs of $42,000 in the same prior year period.

Allowance for Loan Losses (continued)

The following table illustrates the activity in the allowance for loan losses:

	Six Months Ended June 30,
	2004	2003
	(In thousands)
Balance, beginning of period	$514	$514
Charge-offs:
Real estate loans	—	18
Installment loans	52	23
Commercial loans	16	8

Total charge-offs	68	49

Recoveries:
Real estate loans	—	—
Installment loans	9	7
Commercial loans	11	—

Total recoveries	20	7

Net charge-offs	48	42

Provision charged to operations	79	60

Balance, end of period	$545	$532

The Company believes that the allowance for loan losses at June 30, 2004 of $545,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2004.

Non-Performing Assets

Total non-performing assets at June 30, 2004 were $460,000 compared to $1,401,000 at December 31, 2003, amounting to a $941,000 decrease for the period. Most of the decrease occurred in loans classified as past due ninety days or more and still accruing and impaired loans.

Impaired loans at June 30, 2004 totaled $231,000 compared to $993,000 at December 31, 2003. The year-end 2003 balance included the largest of the impaired loans consisting of two related loans totaling $648,000 which are collateralized by two separate commercial real-estate properties and the business assets of the borrower. In late 2003 the loan was restructured from its original term and brought current to help facilitate the borrower’s cash flow. Since then the loan has been current and has re-established a payment history sufficient enough to upgrade the loan from impairment status.

Total non-accrual loans at June 30, 2004 and December 31, 2003 consisted of a total of three separate loans that were outstanding for both periods. Two of these loans are with one related borrower. The two related loans are secured by two separate real-estate properties. One of the loans has been brought current by the borrower as of June 30, 2004 but remains on a non-accrual cash-basis status until the borrower re-establishes a sound payment history. The remaining non-accrual loan is secured by a 1-4 family residential property that is considered to be adequately collateralized.

Other real estate owned decreased by $40,000 from year-end 2003 as a result of the sale of a 1-4 family property previously repossessed. Loss on the sale amounted to $4,000.

Non-Performing Assets (continued)

The following presents the non-performing assets at June 30, 2004, and December 31, 2003.

	June 30, 2004	December 31, 2003
	(In thousands)
Non-accrual loans	$157	$163
Loans past due 90 days or more and still accruing	72	205
Impaired loans	231	993

Total non-performing loans	460	1,361
Other real estate owned	—	40

Total non-performing assets	$460	$1,401

Non-performing loans as a percentage of total loans	1.01%	3.01%
Non-performing assets as a percentage of total assets	0.49%	1.57%
Allowance for loan losses as a percentage of non-performing assets	1.18%	0.37%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up by $4,973,000 or 7.0% in the first half of 2004 from the $71,379,000 at year-end 2003. Most of the increase occurred in interest-bearing demand and money market accounts which increased by $3.8 and $3.2 million, respectively.

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

At June 30, 2004 short-term borrowings consisted solely of securities sold under repurchase agreements totaling $8,250,000. This compares to $2,000,000 in borrowings from the FHLB and $6,533,000 in securities sold under repurchase agreements at December 31, 2003. The short-term FHLB borrowings were paid down in the early part of the first quarter from proceeds received from the deposit and repurchase agreements growth in the same period. The securities sold under repurchase agreements are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. The increase in these agreements for the quarter was attributable to an increase mostly from existing accounts as only one new repurchase agreement accounts was opened during the quarter.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2004 AND 2003

Summary of Earnings

Net income for the second quarter of 2004 was $209,000, an increase of $29,000 or 15.9% over the same prior year period. Diluted earnings per share were $0.23 for the 2004 period compared to $0.20 for the 2003 period, a 15.0% increase. The increase in net income for the period was a result of an increase in net interest income and noninterest income offset by a lesser increases in noninterest expense and the provision for loan loss.

Interest Income

Interest income on loans decreased $26,000 or 3.1% for the three months ended June 30, 2004 compared to the same prior year period. Average loans for the period decreased by $28,000 or 0.06% with the yield earned on these loans decreasing by 26 basis points for the quarter.

Interest income on federal funds sold decreased $2,000 or 20.6% during the second quarter of 2004 when compared to the second quarter of 2003. This decrease was a result of a 21 basis point decrease in the yield earned as well as a decrease of $74,000 or 2.8% in the average balance outstanding.

Interest income earned on investment securities increased by $14,000 or 4.6% during the second quarter of 2004 when compared to the same prior year period. This increase was a result of a $5.2 million or 16.7% increase in the average balance outstanding offset by a 75 basis point decrease in the yield earned.

Interest Expense

Interest expense on deposits decreased $48,000 or 17.3% during the three months ended June 30, 2004 when compared to the same prior year period. This decrease was a result of a 45 basis point decrease on the rate paid on these funds offset by a $4.2 million or 7.3% increase in the average balance outstanding.

Interest expense on short-term borrowings increased $6,000 or 24.1% during the second quarter of 2004. This increase was mostly all due to an increase in the average balance outstanding, which increased by $1.8 million, as the cost of these funds did not change from the previous period.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2004 totaled $886,000, an increase of $24,000, over the same prior year period. The increase in net interest income was attributable to an increase in interest income and a decrease in interest expense.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the second quarter of 2004 was $34,000. This compares to $30,000 charged in the 2003 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $49,000 or 17.3% in the second quarter of 2004 compared to the same prior year period. Service fees on deposit accounts increased by $26,000 or 14.7% and was a result of (1) increased revenues from new deposits accounts as costs of these services were not increased and (2) fees collected from a new demand deposit product introduced late in the second quarter of 2004. The new product, named “Bounce Protection” is an overdraft privilege service provided to customers of the Bank. Other noninterest income increased as a result of general increases in other income as well as an increase in ATM processing fees collected by Gateminder. Investment securities gains totaled $10,000 for the quarter and were a result of the sale of $582,000 in investment securities which were comprised of several small-balance mortgage-backed securities.

Noninterest Expense

Total salary and employee benefits increased $24,000 or 5.5% in the second quarter of 2004. Salaries and wages increased from (1) normal merit increases for existing employees, (2)an increase in the number of employees and (3) an increase in employee related benefits, particularly health insurance costs.

Total noninterest expenses remained stable overall from the previous years quarter. Occupancy expense increased by $1,000 or 1.5%, furniture and equipment expense increased by $5,000 or 6.6% while other noninterest expenses decreased by $13,000 or 4.4%.

Income Tax Expense

The provision for income tax increased in the 2004 period by $22,000 or 76.9% mostly as a result of an increase in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003

Summary of Earnings

Net income for the six months ended June 30, 2004 was $363,000, an increase of $44,000 or 13.9% over the same prior year period. Diluted earnings per share were $0.41 for the 2004 period compared to $0.35 for the 2003 period, a 17.1% increase. The increase in net income for the period was a result of an increase in net interest income and noninterest income offset by a lesser increase in noninterest expense and the provision for loan loss.

Interest Income

Interest income on loans decreased $39,000 or 2.3% for the six months ended June 30, 2004 compared to the same prior year period. Average loans for the period grew by $269,000 or 0.6% with the yield earned on these loans decreasing by 24 basis points for the period.

Interest income on federal funds sold decreased $10,000 or 40.3% during the six months ended June 30, 2004 when compared to the same prior period. This decrease was a result of an 18 basis point decrease in the yield earned as well as a decrease of $1.3 million or 29.1% in the average balance outstanding.

Interest income earned on investment securities increased by $55,000 during the six months ended June 30, 2004 when compared to the same prior year period. This increase was a result of a $5.8 million or 19.6% increase in the average balance outstanding offset by a 71 basis point decrease in the yield earned.

Interest Expense

Interest expense on deposits decreased $75,000 or 13.8% during the six months ended June 30, 2004 when compared to the same prior year period. This decrease was a result of a 38 basis point decrease on the rate paid on these funds offset by a $4.2 million or 7.4% increase in the average balance outstanding.

Interest expense on short-term borrowings increased $14,000 or 33.1% during the six months ended June 30, 2004. This increase was mostly all due to an increase in the average balance outstanding, which increased by $2.0 million, as the cost of these funds changed by only 1 basis point.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the six months ended June 30, 2004 totaled $1,772,000, an increase of $62,000, over the same prior year period. The increase in net interest income was attributable to an increase in interest income and a decrease in interest expense.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first half of 2004 was $79,000. This compares to $60,000 charged in the 2003 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $88,000 or 17.1% in the first half of 2004 compared to the same prior year period. Service fees on deposit accounts increased by $41,000 or 12.0% and was a result of (1) increased revenues from new deposits accounts as costs of these services were not increased and (2) fees collected from a new demand deposit product introduced late in the second quarter of 2004. The new product, named “Bounce Protection” is an overdraft privilege service provided to customers of the Bank. Other noninterest income increased as a result of an increase in ATM processing fees collected by Gateminder. Investment securities gains totaled $10,000 for the period and were a result of the sale of $582,000 in investment securities. Earnings received on bank-owned life insurance increased as a result of the Company purchasing two separate cash-value life insurance policies in 2003 with one of the purchases being funded late in the first quarter of 2003.

Noninterest Expense

Total salary and employee benefits increased $43,000 or 5.0% in the first half of 2004. Salaries and wages increased from (1) normal merit increases for existing employees, (2)an increase in the number of employees and (3) an increase in employee related benefits, particularly health insurance costs

Total noninterest expenses remained stable overall from the previous years period. Occupancy expense decreased by $5,000 or 2.5%, furniture and equipment expense increased by $9,000 or 5.7% while other noninterest expenses increased by $4,000.

Income Tax Expense

The provision for income tax increased in the 2004 period by $35,000 or 67.6% mostly as a result of an increase in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2004 and December 31, 2003, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

Capital Requirements (continued)

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	June 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$9,823	18.49%	$9,595	18.66%
For Capital Adequacy Purposes	4,250	8.00	4,114	8.00
To Be Well Capitalized	5,312	10.00	5,143	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$9,267	17.44%	$9,066	17.63%
For Capital Adequacy Purposes	2,125	4.00	2,057	4.00
To Be Well Capitalized	3,187	6.00	3,086	6.00

Tier 1 Capital (to Average Assets)
Actual	$9,267	10.12%	$9,066	10.14%
For Capital Adequacy Purposes	3,662	4.00	3,575	4.00
To Be Well Capitalized	4,577	5.00	4,468	5.00

I tem 3. Controls and Procedures

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

Item 2. Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d)	None

(e)	Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
April, 2004	—	—	—	—
May, 2004	—	—	—	—
June, 2004	—	—	—	—

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security holders

The Company’s annual meeting of shareholders was held on April 21, 2004

(a)	The number of Class II Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2007:

Keith	R. Clutter
Timothy	G. Dickey
John	P. Scotford, Sr.

(b)	To ratify the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Company for the fiscal year 2004.

The results of the votes from the annual meeting were as follows:

	For	Withhold
Keith R. Clutter	681,403	1,588
Timothy G. Dickey	681,403	1,588
John P. Scotford, Sr.	674,402	8,589

S.R. Snodgrass, AC.	677,819	5,172

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

On June 3, 2004 the Company issued a press release entitled “Tri-State 1st Banc Reports increased Second Quarter Dividends” under Form 8-K Item 5.

On April 29, 2004 the Company issued a press release entitled “Tri-State 1st Banc Reports First Quarter Earnings” under Form 8-K Item 12.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date:	By:	/s/ Charles B. Lang
August 2, 2004		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Kevin Anglemyer
August 2, 2004		Kevin Anglemyer
Chief Financial Officer