Form 10QSB
period 2004-09-30
TRI STATE 1ST BANK INC
filed 2004-11-05
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

As of November 2, 2004 there were 881,627 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2004	December 31, 2003
	(In thousands)
ASSETS
Cash and due from banks	$5,376	$6,006
Interest-bearing deposits with other banks	75	75

Cash and cash equivalents	5,451	6,081

Investment securities available for sale	28,174	30,718
Investment securities held to maturity (market value of $1,153 and $1,189)	1,126	1,125

Loans	44,453	45,240
Less allowance for loan losses	506	514

Net Loans	43,947	44,726

Premises and equipment	3,805	3,484
Bank-owned life insurance	2,239	2,171
Accrued interest and other assets	1,020	1,067

TOTAL ASSETS	$85,762	$89,372

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,303	$15,104
Interest-bearing demand	14,991	13,994
Money market	5,897	3,632
Savings	14,075	14,114
Time	19,363	24,535

Total deposits	66,629	71,379

Short-term borrowings	9,520	8,533
Accrued interest and other liabilities	313	197

TOTAL LIABILITIES	76,462	80,109

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,657	1,319
Treasury stock, at cost (34,137 and 21,843 shares)	(630)	(402)
Accumulated other comprehensive income	78	151

TOTAL STOCKHOLDERS’ EQUITY	9,300	9,263

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$85,762	$89,372

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$832	$832
Interest-bearing deposits with other Banks	—	1
Federal funds sold	10	11
Investment securities:
Taxable	216	227
Exempt from federal income tax	73	84

Total interest income	1,131	1,155

INTEREST EXPENSE
Deposits	192	257
Short-term borrowings	27	20

Total interest expense	219	277

NET INTEREST INCOME	912	878

Provision for loan losses	24	30

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	888	848

NONINTEREST INCOME
Service fees on deposit accounts	291	173
Investment securities gains	—	68
Earnings on bank-owned life insurance	20	24
Other	87	68

Total noninterest income	398	333

NONINTEREST EXPENSE
Salaries and employee benefits	498	447
Occupancy	99	99
Furniture and equipment	90	90
Other	299	275

Total noninterest expense	986	911

INCOME BEFORE INCOME TAXES	300	270
Income taxes	76	45

NET INCOME	$224	$225

EARNINGS PER SHARE
Basic	$0.25	$0.25
Diluted	0.25	0.25

Dividends Per Share	$0.10	$0.07

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$2,493	$2,532
Interest-bearing deposits with other Banks	—	5
Federal funds sold	25	36
Investment securities:
Taxable	690	610
Exempt from federal income tax	223	270

Total interest income	3,431	3,453

INTEREST EXPENSE
Deposits	662	801
Short-term borrowings	84	64

Total interest expense	746	865

NET INTEREST INCOME	2,685	2,588

Provision for loan losses	103	90

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,582	2,498

NONINTEREST INCOME
Service fees on deposit accounts	672	513
Investment securities gains	10	68
Earnings on bank-owned life insurance	68	45
Other	253	224

Total noninterest income	1,003	850

NONINTEREST EXPENSE
Salaries and employee benefits	1,400	1,306
Occupancy	298	304
Furniture and equipment	261	251
Other	875	846

Total noninterest expense	2,834	2,707

INCOME BEFORE INCOME TAXES	751	641
Income taxes	163	97

NET INCOME	$588	$544

EARNINGS PER SHARE
Basic	$0.66	$0.60
Diluted	0.66	0.60

Dividends Per Share	$0.28	$0.21

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
		(In thousands)
Net Income	$224	$225	$588	$544

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	601	(533)	(101)	(633)
Less reclassification adjustment gain included in net income	—	(68)	(10)	(68)
Income tax (expense) benefit	(191)	113	18	192

Other comprehensive income (loss)	410	(352)	(73)	(373)

Total comprehensive income (loss)	$634	$(127)	$515	$171

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
		(In thousands)
Balance, December 31, 2003	$8,195	$1,319	$(402)	$151	$9,263

Comprehensive Income:
Net income		588			588
Net unrealized gains on securities, net of tax benefit of $18				(73)	(73)

Total comprehensive income					515
Purchase of treasury stock			(228)		(228)
Dividends declared at $0.28 per share		(250)			(250)

Balance, September 30, 2004	$8,195	$1,657	$(630)	$78	$9,300

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES
Net income	$588	$544
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	103	90
Depreciation, amortization, and accretion, net	315	291
Investment security gains	(10)	(68)
Earnings on bank-owned life insurance	(68)	(45)
Loss on sale of other real-estate owned	(4)	—
Decrease (increase) in accrued interest receivable	102	(20)
Increase in accrued interest payable	16	19
Other, net	49	(31)

Net cash provided by operating activities	1,091	780

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	582	1,109
Proceeds from maturities and repayments	8,725	12,153
Purchases	(6,963)	(23,870)
Investment securities held to maturity:
Purchases	—	(375)
Net decrease in loans	710	771
Purchase of bank-owned life insurance	—	(2,100)
Proceeds from sale of other real-estate owned	37	—
Purchases of premises and equipment	(572)	(249)

Net cash provided by (used for) investing activities	2,519	(12,561)

FINANCING ACTIVITIES
Net (decrease) increase in deposits	(4,750)	12,030
Increase in short-term borrowings	987	1,506
Stock options exercised	—	387
Treasury shares purchased	(228)	(800)
Cash dividends paid	(250)	(126)

Net cash (used for) provided by financing activities	(4,240)	12,997

Increase (decrease) in cash and cash equivalents	(630)	1,216

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	6,081	4,879

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,451	$6,095

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

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2004	2003
	(In Thousands)
Cash paid during the period for:
Interest	$730	$846
Income taxes	69	107

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
	(In thousands, except per share data)
Net Income, as reported	$224	$225	$588	$544
Less pro forma expense related to stock options	—	—	—	30

Pro forma net income	$224	$225	$588	$514

Basic net income per share
As reported	$0.25	$0.25	$0.66	$0.60
Pro forma	0.25	0.25	0.66	0.57
Diluted net income per share:
As reported	$0.25	$0.25	$0.66	$0.60
Pro forma	0.25	0.25	0.66	0.57

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2004	2003	2004	2003
Weighted-average common shares	915,764	915,764	915,764	915,764

Average treasury stock shares	(27,678)	(21,887)	(24,792)	(11,470)

Weighted-average common shares used to calculate basic earnings per share	888,086	893,877	890,972	904,294

Common stock equivalents (stock options) used to calculate diluted earnings per share	—	103	73	68

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	888,086	893,980	891,045	904,362

Options to purchase 44,100 and 46,754 shares of common stock at prices from $18.80 to $20.36 were outstanding during the three and nine month periods of 2004 and 2003, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

Note 3 Pending Acquisition

On July 15, 2004 the Company entered into a definitive agreement to purchase the assets of MDH Investment Management, Inc. of East Liverpool, Ohio. MDH is an investment advisory firm incorporated in Ohio and founded in 1984 by Dr. Marc D. Hoffrichter, who serves as its President. Under the terms of the Agreement, a new company with the same name of MDH Investment Management Inc. will operate as a fully owned, independent subsidiary of the Company. Dr. Hoffrichter will continue as President and CEO of MDH. The purchase is expected to be completed by the fourth quarter of 2004 and will be accounted for through a combination of cash and issuance of additional common stock of the Company.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $85,762,000 at September 30, 2004, a decrease of $3,610,000 or 4.0% from total assets at December 31, 2003. During the period total deposits decreased by $4.7 million resulting in a net deposit outflow that was funded by short-term assets such as federal funds sold and proceeds from maturing investment securities which all resulted in the reduction in total assets for the period. While end of period total assets were down at September 30, 2004, total earning assets on an average basis were up by $3.7 million or 4.8% over the same period last year.

Federal Funds Sold

For both the September 30, 2004 and December 31, 2003 periods, the Company had no federal funds sold. Instead, federal funds purchased in the amount of $500,000 were held at the September 30, 2004 period-end and neither federal funds sold or purchased were held at December 31, 2003. The purchase of federal funds on September 30, 2004 was mostly a factor of the reduction in deposits for the period and the need to fund deposit outflows. On an average basis, federal funds sold were $3.1 million for 2004 compared to $4.5 million in the same prior year period. The Company generally averages between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $28,174,000 at September 30, 2004 compared to $30,718,000 at December 31, 2003, a decrease of $2,544,000 or 8.3%. Proceeds from maturities and principal pay-downs, as well as a small portion of the portfolio that was sold were used, in part, to fund short-term cash outflow needs rather than be reinvested in the investment securities portfolio. Total calls, maturities and principal pay-downs were $8.7 million for the period, total sales were $582,000 and purchases were $7.0 million. The sales for the period represented six mortgage-backed securities with small residual balances remaining.

Investment securities held to maturity changed by less than a thousand dollars for the period as there were no purchases or maturities, but only book yield adjustments (premium and discount amortizations).

Loans

Loans receivable at September 30, 2004 were $44,453,000 down $787,000 or 1.7% from year-end. Overall loan demand has continued to be at a much slower pace than anticipated and down from previous years. In June, the Company expanded the commercial lending staff by adding a Senior Commercial Loan Officer and a Credit Analyst. These new positions will allow the Company to more effectively manage its commercial loan portfolio and to provide better customer service for existing customers as well as to help facilitate in generating new customers.

The following table illustrates the loan composition at September 30, 2004 and December 31, 2003.

	September 30, 2004	December 31, 2003
	(In thousands)
Commercial	$11,432	$13,563
Real estate mortgages:
Construction	222	162
Residential	19,678	18,229
Commercial	7,031	7,865
Consumer	6,090	5,421

	44,453	45,240
Less allowance for loan losses	506	514

Net loans	$43,947	$44,726

Allowance for Loan Losses

The Company’s allowance for loan losses was $506,000 at September 30, 2004 compared to $514,000 at December 31, 2003. This represents a $8,000 decrease from December 31, 2003. During the 2004 period, the loan loss provision charged to operations totaled $103,000 while net charge-offs totaled $111,000. This compares to a $90,000 loan loss provision and net charge-offs of $87,000 in the same prior year period.

Allowance for Loan Losses (continued)

The following table illustrates the activity in the allowance for loan losses:

	Nine months Ended September 30,
	2004	2003
	(In thousands)
Balance, beginning of period Charge-offs:	$514	$514
Real estate loans	7	18
Installment loans	79	70
Commercial loans	47	8

Total charge-offs	133	96

Recoveries:
Real estate loans	—	—
Installment loans	11	9
Commercial loans	11	—

Total recoveries	22	9

Net charge-offs	111	87

Provision charged to operations	103	90

Balance, end of period	$506	$517

The Company believes that the allowance for loan losses at September 30, 2004 of $506,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2004.

Non-Performing Assets

Total non-performing assets at September 30, 2004 were $1,347,000 compared to $1,401,000 at December 31, 2003, amounting to a $54,000 decrease for the period.

Impaired loans at September 30, 2004 totaled $973,000 compared to $993,000 at December 31, 2003. For both periods the balances include the largest of the impaired loans consisting of two related loans totaling $628,000 which are collateralized by two separate commercial real-estate properties and the business assets of the borrower. In late 2003 the loan was restructured from its original term and brought current to help facilitate the borrower’s cash flow. Since then the loan has been current but has not yet been able to re-establish a sufficient payment history.

Total non-accrual loans at September 30, 2004 and December 31, 2003 consisted of a total of three separate loans that were outstanding for both periods. Two of these loans are with one related borrower. The two related loans are secured by two separate real-estate properties. One of the loans has been brought current by the borrower as of September 30, 2004 but remains on a non-accrual cash-basis status until the borrower re-establishes a sound payment history. The remaining non-accrual loan is secured by a 1-4 family residential property that is considered to be adequately collateralized.

Other real estate owned decreased by $40,000 from year-end 2003 as a result of the sale of a 1-4 family property previously repossessed. Loss on the sale amounted to $4,000.

Non-Performing Assets (continued)

The following presents the non-performing assets at September 30, 2004, and December 31, 2003.

	September 30, 2004	December 31, 2003
	(In thousands)
Non-accrual loans	$147	$163
Loans past due 90 days or more and still accruing	227	205
Impaired loans	973	993

Total non-performing loans	1,347	1,361
Other real estate owned	—	40

Total non-performing assets	$1,347	$1,401

Non-performing loans as a percentage of total loans	3.03%	3.01%
Non-performing assets as a percentage of total assets	1.57%	1.57%
Allowance for loan losses as a percentage of non-performing assets	0.38%	0.37%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. However, total deposits were down by $4,750,000 or 6.7% in the first nine months of 2004 from the $71,379,000 at year-end 2003. Most of the decrease occurred in time deposits and noninterest-bearing demand accounts with time deposits compromising most of the decrease. Scheduled maturities for time deposits were anticipated to be much higher than normal for the period and were a key component in causing the decrease in time deposits. While the Company maintains a competitive interest rate paid on such deposits, many of maturing depositors chose either to not renew their time deposits which were, in general at much higher rates than at the current rates, or they decided to place their matured funds in shorter-term deposits such as the Company’s money market accounts which showed an increase for the period by $2,265,000 or 62.4%. On an average basis, interest-bearing deposits were up $2.3 million or 4.0% from the same time last year.

Borrowings

From time to time the Company uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. These other funding sources may include federal funds purchased, securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati “FHLB”. These sources of funds are also a key funding source when deposit growth is not sufficient to support the earning assets growth.

At September 30, 2004 short-term borrowings consisted of securities sold under repurchase agreements totaling $5,820,000, federal funds sold of $500,000 and advances with the FHLB of $3,200,000. This compares to $2,000,000 in advances from the FHLB and $6,533,000 in securities sold under repurchase agreements at December 31, 2003. The FHLB borrowings for both periods are short-term overnight advances that can be paid down at any time without penalty. The securities sold under repurchase agreements are agreements with customers of the Bank that are collateralized by various bank-owned investment securities.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Summary of Earnings

Net income for the third quarter of 2004 was $224,000, a decrease of $1,000 or 0.4% over the same prior year period. Diluted earnings per share for both periods were $0.25. Included in the 2003 period was a one-time gain of $68,000 from the sale of $1.1 million in investment securities available for sale.

Interest Income

Interest income on loans changed by less than a $1,000 for the three months ended September 30, 2004 compared to the same prior year period. Average loans for the period increased by $262,000 or 0.6% with the yield earned on these loans decreasing by 72 basis points for the quarter.

Interest income on federal funds sold changed by less than a $1,000 during the third quarter of 2004 when compared to the third quarter of 2003. The average balance of federal funds for the quarter were down by $1.5 million or 32.2% while the yield earned was down by 72 basis points.

Interest income earned on investment securities decreased by $22,000 or 7.2% during the third quarter of 2004 when compared to the same prior year period. This decrease was a result of a $1.4 million or 3.9% decrease in the average balance outstanding and a 142 basis point decrease in the yield earned.

Interest Expense

Interest expense on deposits decreased $64,000 or 25.1% during the three months ended September 30, 2004 when compared to the same prior year period. This decrease was a result of a 101 basis point decrease on the rate paid on these funds and a $1.5 million or 2.4% decrease in the average balance outstanding.

Interest expense on short-term borrowings increased $7,000 or 32.5% during the third quarter of 2004. This increase was due to an increase in the average balance outstanding, which increased by $1.9 million or 28.8%, offset by a decrease of 70 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2004 totaled $912,000, an increase of $35,000, over the same prior year period. The increase in net interest income was attributable to a decrease in interest expense which was greater than the decrease in interest income.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the third quarter of 2004 was $24,000. This compares to $30,000 charged in the 2003 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $64,000 or 19.0% in the third quarter of 2004 compared to the same prior year period. Service fees on deposit accounts increased by $118,000 or 67.9% and was a result of (1) increased revenues from new deposits accounts as costs of these services were not increased and (2) fees collected from a new demand deposit product introduced late in the second quarter of 2004. The new product, named “Bounce Protection” is an overdraft privilege service provided to customers of the Bank. Other noninterest income increased as a result of general increases in other income as well as an increase in ATM processing fees collected by Gateminder. Investment securities gains totaled $68,000 for the 2003 quarter and were a result of the sale of $1.1 million in investment securities.

Noninterest Expense

Total salary and employee benefits increased $51,000 or 11.5% in the third quarter of 2004. Salaries and wages increased from normal merit increases for existing employees as well as an increase from additional employees and increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total noninterest expenses remained stable overall from the previous years quarter. Occupancy expense increased by $1,000 or 1.1%, furniture and equipment expense increased by less than a $1,000 while other noninterest expenses increased by $25,000 or 8.9%.

Income Tax Expense

The provision for income tax increased in the 2004 period by $31,000 or 68.1% mostly as a result of an increase in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003

Summary of Earnings

Net income for the nine months ended September 30, 2004 was $588,000, an increase of $44,000 or 8.0% over the same prior year period. Diluted earnings per share were $0.66 for the 2004 period compared to $0.60 for the 2003 period, a 10.0% increase.

Interest Income

Interest income on loans decreased $39,000 or 1.5% for the nine months ended September 30, 2004 compared to the same prior year period. Average loans for the period grew by $266,000 or 0.6% with the yield earned on these loans decreasing by 19 basis points for the period.

Interest income on federal funds sold decreased $11,000 or 30.5% during the nine months ended September 30, 2004 when compared to the same prior period. This decrease was mostly a result of a decrease in the average balance outstanding which were down by $1.4 million as the yield earned did not change much from the previous period.

Interest income earned on investment securities increased by $32,000 during the nine months ended September 30, 2004 when compared to the same prior year period. This increase was a result of a $3.4 million or 10.8% increase in the average balance outstanding offset by a 51 basis point decrease in the yield earned.

Interest Expense

Interest expense on deposits decreased $140,000 or 17.4% during the nine months ended September 30, 2004 when compared to the same prior year period. This decrease was a result of a 38 basis point decrease on the rate paid on these funds offset by a $2.3 million or 4.0% increase in the average balance outstanding.

Interest expense on short-term borrowings increased $21,000 or 32.9% during the nine months ended September 30, 2004. This increase was mostly all due to an increase in the average balance outstanding, which increased by $2.0 million or 30.2%, as the cost of these funds changed by only 3 basis point.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the nine months ended September 30, 2004 totaled $2,685,000, an increase of $97,000, over the same prior year period. The increase in net interest income was attributable to a decrease in interest expense offset by a lesser decrease in interest income.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first nine months of 2004 was $103,000. This compares to $90,000 charged in the 2003 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $152,000 or 17.8% in the first nine months of 2004 compared to the same prior year period. Service fees on deposit accounts increased by $158,000 or 30.8% and was a result of (1) increased revenues from new deposits accounts as costs of these services were not increased and (2) fees collected from a new demand deposit product introduced late in the second quarter of 2004. The new product, named “Bounce Protection” is an overdraft privilege service provided to customers of the Bank. Other noninterest income increased as a result of an increase in ATM processing fees collected by Gateminder. Investment securities gains totaled $10,000 for the 2004 period compared to $68,000 in the 2003 period as a result of the sale of $582,000 and $1.1 million in investment securities, respectively. Earnings received on bank-owned life insurance increased as a result of the Company purchasing two separate cash-value life insurance policies in 2003 with one of the purchases being funded late in the first quarter of 2003.

Noninterest Expense

Total salary and employee benefits increased $94,000 or 7.2% in the first Nine months of 2004. Salaries and wages increased from (1) normal merit Increases for existing employees, (2)an increase in the number of employees and (3) an increase in employee related benefits, particularly health insurance costs which have risen significantly from last year.

Total noninterest expenses remained stable overall from the previous years period. Occupancy expense was down $6,000 or 2.1%, furniture and equipment expense increased by $9,000 or 3.7% while other noninterest expenses increased by $29,000 or 3.4%.

Income Tax Expense

The provision for income tax increased in the 2004 period by $66,000 or 67.8% mostly as a result of an increase in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2004, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2004 and December 31, 2003, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

Capital Requirements (continued)

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	September 30, 2004		December 31, 2003
	Amount	Ratio	Amount	Ratio
		(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$9,722	19.53%	$9,595	18.66%
For Capital Adequacy Purposes	3,983	8.00	4,114	8.00
To Be Well Capitalized	4,979	10.00	5,143	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$9,206	18.49%	$9,066	17.63%
For Capital Adequacy Purposes	1,991	4.00	2,057	4.00
To Be Well Capitalized	2,987	6.00	3,086	6.00

Tier 1 Capital (to Average Assets)
Actual	$9,206	10.51%	$9,066	10.14%
For Capital Adequacy Purposes	3,503	4.00	3,575	4.00
To Be Well Capitalized	4,378	5.00	4,468	5.00

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

Item 2. Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
July, 2004	—	—	—	—
August, 2004	9,770	$18.50	—	—
September, 2004	—	—	—	—

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

On July 15, 2004 the Company issued a press release entitled “MDH Investment Management, Inc. Joins Tri-State 1st Banc, Inc.” under Form 8-K Item 5.

On August 3, 2004 the Company issued a press release entitled “Tri-State 1st Banc Reports Second Quarter Earnings” under Form 8-K Item 5.

On August 31, 2004 the Company issued a press release entitled “Tri-State 1st Banc Reports Increased Third Quarter Dividends” under Form 8-K Item 12.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date:	By:	/s/ Charles B. Lang
November 2, 2004		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Kevin Anglemyer
November 2, 2004		Kevin Anglemyer
Chief Financial Officer