Form 10KSB
period 2004-12-31
TRI STATE 1ST BANK INC
filed 2005-03-22
CIK 1010398

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

Issuer’s revenues for its most recent fiscal year: $5.9 million.

The aggregate market value of the voting stock held by non - affiliates computed by reference to the averaged bid and ask price on March 2, 2005, was $11,403,239 (624,835 shares at $18.25 per share).

As of March 2, 2005, there were 878,391 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1.	Portions of the Issuer’s Annual Report to Shareholders for the year ended December 31, 2004 (Parts I and II).

2.	Portions of the Issuer’s definitive Proxy Statement for the 2005 Annual meeting of Shareholders (Part III).

Transitional Small Business disclusure format (check one)    Yes  ☐    No  ☒

Tri-State 1st Banc, Inc.

Form 10-KSB

PART I

Item 1. Description of Business

General

Certain information required by this section is presented on pages 16 and 39 of the 2004 Annual Report and is incorporated herein by reference.

As of December 31, 2004, the Company had 60 full-time employees and 23 part-time employees. The Company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

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

The Financial Services Modernization Act which became law in 1999 substantially changed the Bank Holding Company Act of 1956. The act permits subsidiaries of Bank Holding Companies to engage in a broad range of financial activities that were not previously permitted. The law authorizes a Bank Holding Company to affiliate with any financial company (for example, insurance or securities companies) and to cross-sell an affiliate’s products, thus allowing such a company to offer its customers any financial product or service. In addition, the law greatly expands the number of permissible holding company activities to include numerous financial activities that were not previously permitted. The law also permits operating subsidiaries of national banks to sell any financial product without geographic limitation.

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

Competition and Market area

Business is conducted through seven banking offices located in the Upper Ohio Valley Area which constitutes the tri-state region of Columbiana County, Ohio, Hancock County, West Virginia and Beaver County, Pennsylvania. The Upper Ohio Valley has long been an important industrial community of the United States. The Company is not dependent upon any single industry or business for its banking opportunities.

Competition and Market area (continued)

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

	For the Year Ended December 31, 2004 vs 2003
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$(11,627)	$7,798	$(3,829)
Taxable investment securities	81,565	(37,352)	44,213
Nontaxable investment securities (1)	(75,543)	(24,814)	(100,357)
Loans (1)	12,957	(68,323)	(55,366)

Total interest-earning assets	7,352	(122,691)	(115,339)

Interest-bearing liabilities:
Interest-bearing demand	(8,885)	(21,741)	(30,626)
Money market accounts	35,762	(3,794)	31,968
Savings deposits	9,938	(15,797)	(5,859)
Time deposits	(34,940)	(160,457)	(195,397)
Total borrowings	20,137	7,875	28,012

Total interest-bearing liabilities	22,012	(193,914)	(171,902)

Net change in net interest income	$(14,660)	$71,223	$56,563

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Rate/Volume Analysis (continued)

	For the Year Ended December 31, 2003 vs 2002
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$5,634	$(22,562)	$(16,927)
Taxable investment securities	(295,941)	337,479	41,538
Nontaxable investment securities (1)	(63,544)	23,264	(40,280)
Loans (1)	105,009	(173,910)	(68,901)

Total interest-earning assets	(248,842)	164,271	(84,570)

Interest-bearing liabilities:
Interest-bearing demand	22,938	(48,061)	(25,123)
Money market accounts	4,658	(5,760)	(1,101)
Savings deposits	(614,129)	615,021	891
Time deposits	38,103	(221,564)	(183,461)
Total borrowings	26,508	(52,585)	(26,076)

Total interest-bearing liabilities	(521,922)	287,051	(234,870)

Net change in net interest income	$273,080	$(122,780)	$150,300

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Additional information required by this section is presented on page 44 of the 2004 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A. Book Value of Investment Portfolio

The required information is incorporated by reference to pages 22 through 24 of the 2004 Annual Report.

B. Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 2004 and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields for the scheduled maturity of each investment.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. government agency securities	$—	$7,873,919	$6,100,434	$—	$13,974,353
Obligations of states and political subdivisions	716,330	3,455,691	2,318,658	191,110	6,681,789
Mortgage-backed securities	—	12,417	1,746,880	9,268,208	11,027,505

Total debt securities	716,330	11,342,027	10,165,972	9,459,318	31,683,647
Mutual Funds (1)	—	—	—	—	1,000,000

Total	$716,330	$11,342,027	$10,165,972	$9,459,318	$32,683,647

(1)	Consists of investment in Asset Management Fund ARM Fund.

B. Maturity and Yield Information (continued)

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. government agency securities	—%	3.45%	3.78%	—%	3.59%
Obligations of states and political subdivisions	8.24	7.80	7.13	6.61	7.55
Mortgage-backed securities	—	7.00	4.87	4.83	4.84

Total debt securities	8.24	4.78	4.64	4.94	5.32
Mutual Funds (1)	—	—	—	—	2.79

Total	8.24%	4.78%	4.64%	4.94%	4.86%

(1)	Consists of investment in Asset Management Fund ARM Fund.

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C. Aggregate Book Value of Securities Exceeding 10% of Stockholders’ Equity

At December 31, 2004, non-U.S. government and U.S. government agency securities that exceeded ten percent of stockholders’ equity consisted of an investment in The Asset Management Fund ARM Fund which invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades.

Issuer	Book Value	Market Value
The Asset Management Fund ARM Fund	$1,000,000	$985,923

III. Loan Portfolio

A. Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2004		2003
	Amount	Percent	Amount	Percent
Real Estate Loans:
Construction	$205,617	0.46%	$162,492	0.36%
1- 4 Family	20,678,666	46.49	18,251,197	40.35
Commercial	6,317,945	14.21	7,864,842	17.39
Commercial Loans	11,405,854	25.64	13,550,549	29.96
Consumer Loans	5,869,705	13.20	5,398,486	11.94

Total	44,477,787	100.00%	45,227,566	100.00%

Deferred loan origination fees and costs	6,381		13,114
Allowance for possible loan losses	(501,301)		(514,260)

Net loans	$43,982,867		$44,726,420

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

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 2004, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within 1 Year	One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$6,532,263	$2,828,526	$2,045,065	$11,405,854
Real estate - construction	205,617	—	—	— 205,617

Total	$6,737,880	$2,828,526	$2,045,065	$11,611,471

Sensitivity of loans to interest rates:
Predetermined interest rates		$1,085,056	$270,631
Floating interest rates		1,743,470	1,774,434

Total		$2,828,526	$2,045,065

C. Risk Elements

Certain information required by this section is presented on pages 9, 24 through 25 and 39 through 43 of the 2004 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non - performing assets:

	At December 31,
	2004	2003
Loans past due 90 days or more and still accruing interest	$190,315	$5,884
Nonaccrual loans	197,844	362,756
Impaired loans	733,378	992,584

Total non - performing loans	1,121,537	1,361,224
Other real estate owned	—	40,000

Total non - performing assets	$1,121,537	$1,401,224

Non-performing loans as a percentage of total loans	2.52%	3.01%
Non-performing assets as a percentage of total assets	1.23%	1.57%
Allowance for loan losses as a percentage of non-performing assets	44.7%	36.7%

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

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their agreements is dependent upon the economic stability of the tri - state area. At December 31, 2004, the Company did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2005 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV. Summary of Loan Loss Experience

A. Analysis of Loan Loss Experience

The following table sets forth information with respect to the bank’s allowance for loan losses at the dates indicated:

	At December 31,
	2004	2003
Balance, January 1	$514,260	$514,276
Charge - offs:
Commercial and agricultural	53,537	7,778
Real estate mortgages	8,643	18,057
Consumer	107,531	83,470

Total charge - offs	169,711	109,305

Loan recoveries:
Commercial and agricultural	10,525	—
Real estate mortgages	—	—
Consumer	13,227	33,669

Total loan recoveries	23,752	33,669

Net charge - offs	145,959	75,636

Provision charged to operations	133,000	75,620

Balance, December 31	$501,301	$514,260

Net charge - offs as a percent of average loans	0.32%	0.17%

The Bank believes that the allowance for loan losses at December 31, 2004 is adequate to cover probable losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2004.

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

B. Allocation of the Allowance for Possible Loan Losses

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

	At December 31,
	2004		2003
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Real Estate Loans:
Construction	$2,168	0.46%	$3,543	0.36%
1 - 4 Family	85,947	46.49	97,452	40.35
Commercial	164,103	14.21	153,792	17.39
Commercial Loans	116,703	25.64	119,337	29.96
Consumer Loans	123,607	13.20	129,851	11.94

Unallocated	8,773		10,285

Total	$501,301	100.00%	$514,260	100.00%

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

V. Deposits

A. Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

	Year Ended December 31,
	2004	2003
Amount
Noninterest - bearing demand	$14,994,443	$12,698,943
Interest - bearing demand	15,168,547	16,283,175
Savings	13,756,216	12,894,488
Money market	6,838,628	3,842,791
Time	23,378,607	24,607,583

Total	$74,136,441	$70,326,980

Rate
Noninterest - bearing demand	—%	—%
Interest - bearing demand	0.50	0.50
Savings deposits	0.85	0.85
Money market	1.25	1.25
Time deposits	1.91	1.76

Remaining maturity of time certificates of deposit in denominations of $100,000 or more.

The required information is incorporated by reference to page 26 of the 2004 Annual Report.

VI. Return on Equity and Assets

The required information is incorporated by reference to page 9 of the 2004 Annual Report.

VII. Short - Term Borrowings

The required information is incorporated by reference to page 27 of the 2004 Annual Report.

Item 2. Description of Properties

The following are the principal locations and operations of the Company and it’s subsidiaries:

Description	Own or Lease	Lease Expiration
Executive Offices of the
Company and Bank and
Branch office
16924 St. Clair Avenue
East Liverpool, OH 43920	Own	N/A

Branch office
Jefferson & Lincoln Way
Lisbon, OH 44432	Own	N/A

Branch office
15703 St Rt. 170
Calcutta, OH 43920	Lease	2006

Branch office
Wal-Mart Store
Calcutta, OH 43920	Lease	2008

Branch office
1200 North Chestnut Street
New Cumberland, WV 26047	Own	N/A

Branch office
627 Midland Avenue
Midland, PA 15059	Own	N/A

Branch office
Bradshaw Square
East Liverpool, Ohio 43920	Lease	2010

MDH Investment Management
1216 Forsyth Place
East Liverpool, Ohio 43920	Lease	2009

Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

Item 3. Legal Proceedings

There are no pending legal proceedings, other than ordinary routine litigation incidental to banking, to which the Company or the Bank is a party of or to which any of the Company’s or Bank’s property is subject.

I tem 4. Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information is incorporated by reference to page 10 of the 2004 Annual Report.

There were no purchases of the Issuer’s equity securities during the fourth quarter of fiscal 2004.

I tem 6. Management’s Discussion and Analysis or Plan of Operations

The required information is incorporated by reference to pages 39 through 43 of the 2004 Annual Report.

Item 7. Financial Statements

The required information is incorporated by reference to pages 11 through 36 of the 2004 Annual Report.

Critical Accounting Policies:

The Company’s accounting policies are integral to understanding the results reported. The accounting policies are described in detail in Note 1 of the consolidated financial statements. Our most complex accounting policies require management’s judgment to ascertain the valuation of assets, liabilities, commitments and contingencies. We have established detailed policies and control procedures that are intended to ensure valuation methods are well controlled and applied consistently from period to period. In addition, the policies and procedures are intended to ensure that the process for changing methodologies occurs in an appropriate manner. The following is a brief description of our current accounting policies involving significant management valuation judgements.

Allowance for Loan Loss

Arriving at an appropriate level of allowance for loan losses involves a high degree of judgment. The Company’s allowance for loan losses provides for probable losses based upon evaluations of known, and inherent risks in the loan portfolio.

Management uses historical information to assess the adequacy of the allowance for loan losses as well as the prevailing business environment; as it is affected by changing economic conditions and various external factors, which may impact the portfolio in ways currently unforeseen. The allowance is increased by provisions for loan losses and by recoveries of loans previously charged-off and reduced by loans charged-off. For a full discussion of the Company’s methodology of assessing the adequacy of the reserve for loan losses, refer to Note 1 of “Notes to Consolidated Financial Statements”.

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

PART III

Item 9. Directors and Executive Officers of the Issuer

The required information is incorporated by reference to pages 4 through 5 of the 2005 Proxy Statement.

Item 10. Executive Compensation

The required information is incorporated by reference to page 6 through 7 of the 2005 Proxy Statement.

I tem 11. Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference to pages 7 through 8 of the 2005 Proxy Statement.

I tem 12. Certain Relationships and Related Transactions

The required information is incorporated by reference to page 9 of the 2005 Proxy Statement.

I tem 13. Exhibits and Reports on Form 8- K

The following documents are filed as part of this report, except as may be indicated:

(1) Financial Statements:

The following Consolidated Financial Statements of Tri—State 1st Banc, Inc. together with the Report of Independent Auditors dated January 28, 2005, are included in the 2004 Annual Report of the registrant which is referenced in Part II, Item 7—Financial Statements and are incorporated herein:

(2) Exhibits and reports of Form 8-K:

(a)	Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S - B.

(3.1)	Articles of Incorporation of the registrant are incorporated herein by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(3.2)	By - laws of the registrant are incorporated by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(10.1)	The 1997 Stock Option Plan is incorporated by reference to the registrant’s admendment No. 1 Registration Statement Form SB-2 filed with the Securities and Exchange Commission on December 1, 1999.

(13)	Portions of the Annual Report to Security Holders for the year ended December 31, 2004, filed herewith as exhibit 13.

(14)	Code of Ethics Policy

(21)	Subsidiary of the registrant incorporated herein by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(31.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b) Reports on Form 8-K

On October 28, 2004 the Company issued a press release entitled “Tri-State 1st Banc, Inc. Reports Third Quarter Earnings” under Form 8-K Item 5.

On November 23, 2004 the Company issued a press release entitled “Tri-State 1st Banc, Inc. Declares Cash Dividend”under Form 8-K Item 5.

On December 23, 2004 the Company issued a press release entitled “Tri-State 1st Banc, Inc. Completes Acquisition of MDH Investment Management, Inc.” under Form 8-K Item 5.

I tem 14. Principal Accountant Fees and Services

The required information is incorporated by reference to page 9 of the 2005 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2005	By:	/s/ Charles B. Lang
Charles B. Lang
President

Date: March 2, 2005	By:	/s/ Kevin Anglemyer
Kevin Anglemyer
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles B. Lang Charles B. Lang	President (Principal Executive Officer)	March 2, 2005

/s/ Keith R. Clutter Keith R. Clutter	Secretary	March 2, 2005

/s/ Kevin Anglemyer Kevin Anglemyer	Chief Financial Officer (Principal Financial/Accounting Officer)	March 2, 2005

/s/ J. Robert Berg J. Robert Berg	Director	March 2, 2005

/s/ William E. Blair William E. Blair	Director	March 2, 2005

/s/ Stephen W. Cooper Stephen W. Cooper	Director	March 2, 2005

/s/ Timothy G. Dickey Timothy G. Dickey	Director	March 2, 2005

/s/ Marvin H. Feldman Marvin H. Feldman	Director	March 2, 2005

/s/ John P. Scotford, Sr. John P. Scotford, Sr.	Director	March 2, 2005

/s/ John C. Thompson John C. Thompson	Director	March 2, 2005