Form 10QSB
period 2005-03-31
TRI STATE 1ST BANK INC
filed 2005-05-06
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

As of May 2, 2005 there were 876,391 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$5,587	$5,821
Interest-bearing deposits with other banks	146	170
Federal funds sold	5,900	—

Cash and cash equivalents	11,633	5,991

Investment securities available for sale	32,069	31,739
Investment securities held to maturity (market value of $6,936 and $1,021)	6,962	982

Loans	43,737	44,484
Less allowance for loan losses	502	501

Net Loans	43,235	43,983

Premises and equipment	3,965	3,944
Bank-owned life insurance	2,279	2,259
Goodwill	887	882
Accrued interest and other assets	1,377	1,189

TOTAL ASSETS	$102,407	$90,969

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,259	$14,885
Interest-bearing demand	11,264	10,828
Money market	10,545	8,117
Savings	13,395	13,524
Time	30,680	24,952

Total deposits	80,143	72,306

Short-term borrowings	9,038	5,134
Other borrowings	3,300	3,300
Accrued interest and other liabilities	912	891

TOTAL LIABILITIES	93,393	81,631

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,816	1,749
Treasury stock, at cost (37,373 and 34,137 shares)	(691)	(631)
Accumulated other comprehensive income	(306)	25

TOTAL STOCKHOLDERS’ EQUITY	9,014	9,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$102,407	$90,969

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$808	$835
Interest-bearing deposits with other Banks	1	—
Federal funds sold	30	8
Investment securities:
Taxable	262	239
Exempt from federal income tax	68	76

Total interest income	1,169	1,158

INTEREST EXPENSE
Deposits	246	243
Short-term borrowings	50	29

Total interest expense	296	272

NET INTEREST INCOME	873	886

Provision for loan losses	50	45

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	823	841

NONINTEREST INCOME
Service fees on deposit accounts	245	176
Earnings on bank-owned life insurance	21	25
Investment management fees	128	—
Other	90	75

Total noninterest income	484	276

NONINTEREST EXPENSE
Salaries and employee benefits	590	449
Occupancy	113	100
Furniture and equipment	83	83
Other	343	295

Total noninterest expense	1,129	927

INCOME BEFORE INCOME TAXES	178	190
Income taxes	23	36

NET INCOME	$155	$154

EARNINGS PER SHARE
Basic	$0.18	$0.17
Diluted	0.18	0.17

Dividends Per Share	$0.10	$0.09

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
Net Income	$155	$154

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(502)	277

Income tax (expense) benefit	171	(94)

Other comprehensive income (loss)	(331)	183

Total comprehensive income (loss)	$(176)	$337

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
	(In thousands)
Balance, December 31, 2004	$8,195	$1,749	$(631)	$25	$9,338

Comprehensive Income:
Net income		155			155
Net unrealized loss on securities, net of tax benefit of $171				(331)	(331)

Total comprehensive loss					(176)
Purchase of treasury stock			(60)		(60)
Dividends declared at $0.10 per share		(88)			(88)

Balance, March 31, 2005	$8,195	$1,816	$(691)	$(306)	$9,014

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$155	$154
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	50	45
Depreciation, amortization, and accretion, net	102	72
Earnings on bank-owned life insurance	(21)	(25)
Decrease (increase) in accrued interest receivable	(2)	54
Increase in accrued interest payable	35	28
Other, net	(123)	(4)

Net cash provided by operating activities	196	324

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	2,158	2,898
Purchases	(3,010)	(4,828)
Investment securities held to maturity:
Purchases	(5,979)	—
Net decrease (increase) in loans	706	(263)
Purchases of premises and equipment	(110)	(215)

Net cash used for investing activities	(6,235)	(2,408)

FINANCING ACTIVITIES
Net increase in deposits	7,837	1,457
Increase in short-term borrowings	3,904	1,846
Treasury shares purchased	(60)	(29)

Net cash provided by financing activities	11,681	3,274

Increase in cash and cash equivalents	5,642	1,190

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,991	6,081

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,633	$7,271

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Tri-State 1st Banc, Inc., (the “Company”), includes its wholly-owned subsidiaries, 1st National Community Bank, (the “Bank”), Gateminder Corporation, (“Gateminder”) and MDH Investment Management, Inc. (“MDH”). All significant intercompany balances and transactions have been eliminated.

Nature of Operations

Tri-State 1st Banc, Inc. is the parent Company of 1st National Community Bank, Gateminder Corporation and MDH Investment Management, Inc. The Company was formed as an Ohio corporation and owns and controls all of the capital stock of the Bank, a national banking association and Gateminder Corporation, an Ohio corporation. The Company is a bank holding company engaging in bank related activities. The Company’s primary regulator is the Board of Governors of the Federal Reserve System.

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

MDH Investment Management, Inc. was incorporated in 2004 under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. MDH is headquartered in East Liverpool, Ohio and provides investment management advisory services to over 100 clients in fourteen states.

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Recent Accounting Pronouncements

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for Financial Accounting Standards Board’s (“FASB”) Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123 (Revised 2004) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123 (Revised 2004) on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In December 2004, FASB issued FAS No. 153, “Exchanges of Nonmonetary Assets – An Amendment of APB Opinion No. 29”. The guidance in APB Opinion No. 29, “Accounting for Nonmonetary Transactions”, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Cash paid during the period for:
Interest	$260	$244
Income taxes	100	—

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended March 31,
	2005	2004
	(In thousands, except per share data)
Net Income, as reported	$155	$154
Less pro forma expense related to stock options	—	—

Pro forma net income	$155	$154

Basic net income per share
As reported	$0.18	$0.17
Pro forma	0.18	0.17
Diluted net income per share:
As reported	$0.18	$0.17
Pro forma	0.18	0.17

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

	Three Months Ended March 31,
	2005	2004
Weighted-average common shares	915,764	915,764

Average treasury stock shares	(35,719)	(23,300)

Weighted-average common shares used to calculate basic earnings per share	880,045	892,464

Common stock equivalents (stock options) used to calculate diluted earnings per share	42	114

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	880,087	892,578

Options to purchase 57,100 and 44,100 shares of common stock at prices from $18.80 to $20.36 were outstanding during the three month periods of 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $102,407,000 at March 31, 2005, an increase of $11,438,000 or 12.6% over total assets at December 31, 2004. Total deposits and short-term borrowings were the primary funding source for the asset growth. Total deposits increased by $7.8 million while short-term borrowings increased by $3.9 million. Proceeds received from the new deposits and short-term borrowings were invested mostly in shorter-term liquid assets such as overnight federal funds and the investment securities portfolio as total loan demand for the quarter was down.

Federal Funds Sold

At December 31, 2004, the Company had no federal funds sold compared to $5,900,000 at March 31, 2005. Federal funds sold on an average basis for the period were $5.0 million compared to $3.4 million for the same prior year period. The Company generally attempts to average between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $32,069,000 at March 31, 2005 compared to $31,739,000 at December 31, 2004, an increase of $330,000 or 1.0%. Total purchases for the quarter were $3.0 million while calls, maturities and regular pay-downs totaled $2.2 million. The market value of the portfolio decreased during the period by $500,000 mainly as a result of an increase in interest rates during this same time.

Investment securities held to maturity at March 31, 2005 were $6,962,000, an increase of $6.0 million from December 31, 2004. The increase for the period was a result of a total of $6.0 million in new purchases as there were no maturities or calls in the portfolio for the quarter.

Loans

Loans receivable at March 31, 2005 were $43,737,000 down $747,000 or 1.7% from year-end. Overall loan demand has continued to be at a much slower pace than anticipated and down from previous years. In mid-2004, the Company expanded the commercial lending staff by adding a Senior Commercial Loan Officer and a Credit Analyst. These new positions will allow the Company to more effectively manage its commercial loan portfolio and to provide better customer service for existing customers as well as to help facilitate in generating new customers.

The following table illustrates the loan composition at March 31, 2005 and December 31, 2004.

	March 31, 2005	December 31, 2004
	(In thousands)
Commercial	$10,744	$11,417
Real estate mortgages:
Construction	198	206
Residential	20,380	20,648
Commercial	6,624	6,318
Consumer	5,791	5,896

	43,737	44,484
Less allowance for loan losses	502	501

Net loans	$43,235	$43,983

Allowance for Loan Losses

The Company’s allowance for loan losses was $502,000 at March 31, 2005 compared to $501,000 at December 31, 2004. This represents a $1,000 increase from December 31, 2004. During the 2005 period, the loan loss provision charged to operations totaled $50,000 while net charge-offs totaled $49,000. This compares to a $45,000 loan loss provision and net charge-offs of $29,000 in the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

	Three months Ended March 31,
	2005	2004
	(In thousands)
Balance, beginning of period	$501	$514
Charge-offs:
Real estate loans	—	—
Installment loans	41	24
Commercial loans	12	16

Total charge-offs	53	40

Recoveries:
Real estate loans	—	—
Installment loans	4	4
Commercial loans	—	7

Total recoveries	4	11

Net charge-offs	49	29

Provision charged to operations	50	45

Balance, end of period	$502	$530

The Company believes that the allowance for loan losses at March 31, 2005 of $502,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2005.

Non-Performing Assets

Total non-performing assets at March 31, 2005 were $1,319,000 compared to $1,121,000 at December 31, 2004, amounting to a $198,000 increase for the period.

Impaired loans at March 31, 2005 totaled $731,000 compared to $733,000 at December 31, 2004. For both periods presented, included in the balances are two related loans totaling $651,000. The loans are collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. The loan has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time, the loan is current but is being closely monitored.

Total non-accrual loans at March 31, 2005 were $222,000 compared to $198,000 at December 31, 2004. During the quarter, a commercial real-estate loan was placed on non-accrual status after the borrower failed to make the necessary payments to stop foreclosure actions. The loan is considered to be fully collateralized.

Total loans past due 90 days or more and still accruing increased from $190,000 at December 31, 2004 to $366,000 at March 31, 2005. Most of this increase occurred in loans with a first-lien position on residential properties as well as an increase in commercial related type loans.

The following presents the non-performing assets at March 31, 2005, and December 31, 2004.

	March 31, 2005	December 31, 2004
	(In thousands)
Non-accrual loans	$222	$198
Loans past due 90 days or more and still accruing	366	190
Impaired loans	731	733

Total non-performing loans	1,319	1,121
Other real estate owned	—	—

Total non-performing assets	$1,319	$1,121

Non-performing loans as a percentage of total loans	3.02%	2.52%
Non-performing assets as a percentage of total assets	1.29%	1.23%
Allowance for loan losses as a percentage of non-performing assets	38.1%	44.7%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up strongly for the quarter increasing by $7,837,000 or 10.8% from year-end 2004. Much of the increase occurred in time deposits and money market accounts which increased by $5.7 million or 23.0% and $2.4 million or 29.9%, respectively. A large portion of the time deposit growth was related to a single depositor account with the remaining growth from all other new and existing customers.

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

Borrowings (continued)

At March 31, 2005, short-term borrowings consisted solely of securities sold under repurchase agreements, (“Repo’s”). The Repo’s are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. For the quarter, these borrowings increased by $3.9 million mainly as a result of an increase in the balances of existing accounts as no new accounts were opened for the period.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2005 AND 2004

Summary of Earnings

Net income for the first quarter of 2005 was $155,000, an increase of $1,000 or 0.6% over the same prior year period. Diluted earnings per share for the period was $0.18 compared to $0.17 in the prior year period, representing an increase of $0.01 or 5.9%. During the quarter, total noninterest income increased but was offset by an increase in the provision for loan loss and noninterest expense and a decrease in net interest income.

Interest Income

Interest income on loans decreased by $27,000 or 3.2% for the three months ended March 31, 2005 compared to the same prior year period. Average loans for the period decreased by $1.5 million or 3.4% with the yield earned on these loans decreasing by 1 basis point for the quarter.

Interest income on federal funds sold increased by $22,000 or 275.0% during the first quarter of 2005 when compared to the same prior year period. The average balance of federal funds for the quarter increased by $1.6 million or 47.9% while the yield earned increased by 145 basis points.

Interest income earned on investment securities increased by $15,000 or 4.8% during the first quarter of 2005 when compared to the same prior year period. This increase was a result of a $4.3 million or 12.3% increase in the average balance outstanding offset by a 17 basis point decrease in the yield earned.

Interest Expense

Interest expense on deposits increased $3,000 or 1.2% during the three months ended March 31, 2005 when compared to the same prior year period. This increase was a result of a 2 basis point increase on the rate paid on these funds and a $300,000 or 0.49% increase in the average balance outstanding.

Interest expense on short-term borrowings increased $21,000 or 72.4% during the first quarter of 2005. This increase was due to an increase in the average balance outstanding, which increased by $2.0 million or 23.7% as well as an increase of 59 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2005 totaled $873,000, a decrease of $13,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest income offset by a greater increase in interest expense.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first quarter of 2005 was $50,000. This compares to $45,000 charged in the 2004 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $208,000 or 75.4% in the first quarter of 2005 compared to the same prior year period. Service fees on deposit accounts increased by $69,000 or 39.2% and was a result of (1) increased revenues from new deposits accounts as costs of these services were not increased and (2) fees collected from a new demand deposit product introduced late in the second quarter of 2004. The new product, named “Bounce Protection” is an overdraft privilege service provided to customers of the Bank. Other noninterest income increased by $143,000 or 190.7% as a result of; (1) general increases in other income (2) an increase in ATM processing fees collected by Gateminder and (3) an increase from investment management advisory fees earned by MDH, the Company’s newly formed subsidiary.

Noninterest Expense

Total salary and employee benefits increased $141,000 or 31.4% in the first quarter of 2005. Salaries and wages increased as a result of the additional staffing relating to the newly formed subsidiary company, MDH as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy and noninterest expenses increased during the quarter as a result of general increase in these areas as well as the addition of the newly formed subsidiary, MDH.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $13,000 or 36.1% mostly as a result of a decrease in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2005 and December 31, 2004, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	March 31, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$8,788	16.84%	$8,790	17.52%
For Capital Adequacy Purposes	4,175	8.00	4,013	8.00
To Be Well Capitalized	5,219	10.00	5,016	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$8,274	15.85%	$8,279	16.50%
For Capital Adequacy Purposes	2,088	4.00	2,007	4.00
To Be Well Capitalized	3,131	6.00	3,010	6.00

Tier 1 Capital (to Average Assets)
Actual	$8,274	8.65%	$8,279	9.24%
For Capital Adequacy Purposes	3,826	4.00	3,582	4.00
To Be Well Capitalized	4,783	5.00	4,478	5.00

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

Item 2.	Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
January, 2005	—	—	—	—
February, 2005	3,236	$18.75	—	—
March, 2005	—	—	—	—

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders

None

Item 5.	Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

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

On February 4, 2005 the Company issued a press release entitled “1st Bank Retains Baumgardner.” under Form 8-K Item 5.

On February 16, 2005 the Company issued a press release entitled “Tri-State 1st Banc Reports Record Earnings” under Form 8-K Item 5.

On March 3, 2005 the Company issued a press release entitled “Tri-State 1st Banc Reports First Quarter Dividends” under Form 8-K Item 12.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date: May 2, 2005	By:	/s/ Charles B. Lang
Charles B. Lang
President and Chief Executive Officer

Date: May 2, 2005	By:	/s/ Kevin Anglemyer
Kevin Anglemyer
Chief Financial Officer