Form 10QSB
period 2005-06-30
TRI STATE 1ST BANK INC
filed 2005-08-02
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2005

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

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

As of August 2, 2005 there were 874,391 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$4,771	$5,821
Interest-bearing deposits with other banks	109	170
Federal funds sold	750	—

Cash and cash equivalents	5,630	5,991

Investment securities available for sale	32,569	31,739
Investment securities held to maturity (market value of $10,594 and $1,021)	10,584	982

Loans	43,057	44,484
Less allowance for loan losses	481	501

Net Loans	42,576	43,983

Premises and equipment	3,902	3,944
Bank-owned life insurance	2,299	2,259
Goodwill	887	882
Accrued interest and other assets	1,595	1,189

TOTAL ASSETS	$100,042	$90,969

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,670	$14,885
Interest-bearing demand	10,822	10,828
Money market	6,834	8,117
Savings	12,700	13,524
Time	31,032	24,952

Total deposits	77,058	72,306

Short-term borrowings	9,552	5,134
Other borrowings	3,300	3,300
Accrued interest and other liabilities	871	891

TOTAL LIABILITIES	90,781	81,631

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,873	1,749
Treasury stock, at cost (39,373 and 34,137 shares)	(728)	(631)
Accumulated other comprehensive income (loss)	(79)	25

TOTAL STOCKHOLDERS’ EQUITY	9,261	9,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,042	$90,969

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$804	$826
Interest-bearing deposits with other Banks	1	—
Federal funds sold	25	7
Investment securities:
Taxable	356	235
Exempt from federal income tax	65	74

Total interest income	1,251	1,142

INTEREST EXPENSE
Deposits	289	227
Short-term borrowings	53	29

Total interest expense	342	256

NET INTEREST INCOME	909	886

Provision for loan losses	57	34

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	852	852

NONINTEREST INCOME
Service fees on deposit accounts	269	205
Investment securities gains	—	10
Earnings on bank-owned life insurance	20	23
Investment management fees	115	—
Other	71	91

Total noninterest income	475	329

NONINTEREST EXPENSE
Salaries and employee benefits	578	452
Occupancy	114	99
Furniture and equipment	90	88
Other	368	282

Total noninterest expense	1,150	921

INCOME BEFORE INCOME TAXES	177	260
Income taxes	33	51

NET INCOME	$144	$209

EARNINGS PER SHARE
Basic	$0.17	$0.23
Diluted	0.17	0.23

Dividends Per Share	$0.10	$0.09

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$1,612	$1,661
Interest-bearing deposits with other Banks	1	—
Federal funds sold	55	15
Investment securities:
Taxable	618	474
Exempt from federal income tax	133	150

Total interest income	2,419	2,300

INTEREST EXPENSE
Deposits	534	470
Short-term borrowings	103	58

Total interest expense	637	528

NET INTEREST INCOME	1,782	1,772

Provision for loan losses	107	79

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,675	1,693

NONINTEREST INCOME
Service fees on deposit accounts	514	381
Investment securities gains	—	10
Earnings on bank-owned life insurance	41	48
Investment management fees	242	—
Other	162	166

Total noninterest income	959	605

NONINTEREST EXPENSE
Salaries and employee benefits	1,167	902
Occupancy	227	199
Furniture and equipment	172	171
Other	713	576

Total noninterest expense	2,279	1,848

INCOME BEFORE INCOME TAXES	355	450
Income taxes	55	87

NET INCOME	$300	$363

EARNINGS PER SHARE
Basic	$0.34	$0.41
Diluted	0.34	0.41

Dividends Per Share	$0.20	$0.18

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands)
Net Income	$144	$209	$300	$363

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	344	(999)	(158)	(722)

Less reclassification adjustment from gain included in net income	—	(10)	—	(10)
Income tax (expense) benefit	(116)	343	54	249

Other comprehensive income (loss)	228	(666)	(104)	(483)

Total comprehensive income (loss)	$372	$(457)	$196	$(120)

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
	(In thousands)
Balance, December 31, 2004	$8,195	$1,749	$(631)	$25	$9,338

Comprehensive Income:
Net income		300			300
Net unrealized loss on securities, net of tax benefit of $54				(104)	(104)

					196
Total comprehensive income			(97)		(97)
Purchase of treasury stock Dividends declared at $0.20 per share		(176)			(176)

Balance, June 30, 2005	$8,195	$1,873	$(728)	$(79)	$9,261

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$300	$363
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	107	79
Depreciation, amortization, and accretion, net	214	216
Investment security gains	—	(10)
Earnings on bank-owned life insurance	(41)	(48)
Loss on sale of other real-estate owned	—	(4)
Decrease (increase) in accrued interest receivable	(73)	45
Decrease in accrued interest payable	(4)	(7)
Other, net	181	(206)

Net cash provided by operating activities	684	428

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	582
Proceeds from maturities and repayments	2,974	4,457
Purchases	(4,002)	(5,328)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,087	—
Purchases	(10,690)	—
Net decrease (increase) in loans	839	(527)
Proceeds from sale of other real-estate owned	—	37
Purchases of premises and equipment	(150)	(434)

Net cash used for investing activities	(9,942)	(1,213)

FINANCING ACTIVITIES
Net increase in deposits	4,752	4,973
Increase (decrease) in short-term borrowings	4,418	(283)
Treasury shares purchased	(97)	(29)
Cash dividends paid	(176)	(161)

Net cash provided by financing activities	8,897	4,500

Increase(decrease) in cash and cash equivalents	(361)	3,715

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,991	6,081

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,630	$9,796

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

Nature of Operations

Tri-State 1st Banc, Inc. is the parent Company of 1st National Community Bank, Gateminder Corporation and MDH Investment Management, Inc. The Company was formed as an Ohio corporation and owns and controls all of the capital stock of the Bank, Gateminder and MDH. The Company is a bank holding company engaging in bank related activities. The Company’s primary regulator is the Board of Governors of the Federal Reserve System.

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

Recent Accounting Pronouncements

In December 2004, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 123 (revised 2004), Share-Based Payment (FAS No. 123R). FAS No. 123R revised FAS No. 123, Accounting for Stock-Based Compensation, and supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees, and its related implementation guidance. FAS No. 123R will require compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost will be measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost will be recognized over the period that an employee provides service in exchange for the award.

In April, the Securities and Exchange Commission adopted a new rule that amends the compliance dates for FAS No. 123R. The Statement requires that compensation cost relating to share-based payment transactions be recognized in financial statements and that this cost be measured based on the fair value of the equity or liability instruments issued. FAS No. 123R covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights, and employee share purchase plans. The Company will adopt FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

In March 2005, the Securities and Exchange Commission (“SEC”) issued Staff Accounting Bulletin No. 107 (“SAB No. 107”), Share-Based Payment, providing guidance on option valuation methods, the accounting for income tax effects of share-based payment arrangements upon adoption of FAS No. 123R, and the disclosures in MD&A subsequent to the adoption. The Company will provide SAB No. 107 required disclosures upon adoption of FAS No. 123R on January 1, 2006 and is currently evaluating the impact the adoption of the standard will have on the Company’s financial condition, results of operations, and cash flows.

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets- An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical.

APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods.

Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2005	2004
	(In Thousands)
Cash paid during the period for:
Interest	$641	$534
Income taxes	170	40

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net Income, as reported	$144	$209	$300	$363
Less pro forma expense related to stock options	—	—	—	—

Pro forma net income	$144	$209	$300	$363

Basic net income per share
As reported	$0.17	$0.23	$0.34	$0.41
Pro forma	0.17	0.23	0.34	0.41
Diluted net income per share:
As reported	$0.17	$0.23	$0.34	$0.41
Pro forma	0.17	0.23	0.34	0.41

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2005	2004	2005	2004
Weighted-average common shares	915,764	915,764	915,764	915,764
Average treasury stock shares	(39,307)	(23,367)	(37,523)	(23,334)

Weighted-average common shares used to calculate basic earnings per share	876,457	892,397	878,241	892,430
Common stock equivalents (stock options) used to calculate diluted earnings per share	—	119	—	119

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	876,457	892,516	878,241	892,549

Options to purchase 66,725 and 44,100 shares of common stock at prices from $18.40 to $20.36 were outstanding during the three and six month periods of 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $100,042,000 at June 30, 2005, an increase of $9,073,000 or 10.0% over total assets at December 31, 2004. Total deposits and short-term borrowings were the primary funding source for the asset growth. Total deposits increased by $4.8 million while short-term borrowings increased by $4.4 million. Proceeds received from the new deposits and borrowings were invested mostly in the investment securities portfolio.

Federal Funds Sold

At December 31, 2004, the Company had no federal funds sold compared to $750,000 at June 30, 2005. Federal funds sold on an average basis for the period were $4.4 million compared to $3.2 million for the same prior year period. The Company generally attempts to average between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $32,569,000 at June 30, 2005 compared to $31,739,000 at December 31, 2004, an increase of $830,000 or 2.6%. Total purchases for the period were $4.0 million while calls, maturities and regular pay-downs totaled $3.0 million.

Investment securities held to maturity at June 30, 2005 were $10,584,000, an increase of $9.6 million from December 31, 2004. The increase for the period was a result of a total of $10.7 million in new purchases offset by maturities and repayments of $1.1 million.

Loans

Loans receivable at June 30, 2005 were $43,057,000 down $1.4 million or 3.2% from year-end. Much of the decrease occurred in commercial and residential real-estate loans which decreased by $827,000 or 7.2% and $556,000 or 2.7%, respectively. The overall loan demand for the year has been sluggish and at a much slower pace than previous years.

The following table illustrates the loan composition at June 30, 2005 and December 31, 2004.

	June 30, 2005	December 31, 2004
	(In thousands)
Commercial	$10,590	$11,417
Real estate mortgages:
Construction	190	206
Residential	20,092	20,648
Commercial	6,401	6,318
Consumer	5,784	5,895

	43,057	44,484
Less allowance for loan losses	481	501

Net loans	$42,576	$43,983

Allowance for Loan Losses

The Company’s allowance for loan losses was $481,000 at June 30, 2005 compared to $501,000 at December 31, 2004. This represents a $20,000 or 4.0% decrease from December 31, 2004. During the 2005 period, the loan loss provision charged to operations totaled $107,000 while net charge-offs totaled $127,000. This compares to a $79,000 loan loss provision and net charge-offs of $48,000 in the same prior year period. A majority of the charge-offs for the 2005 period were from the installment loan portfolio stemming from consumer loans and a new check overdraft bounce protection plan that was introduced in 2004.

The following table illustrates the activity in the allowance for loan losses:

	Six Months Ended June 30,
	2005	2004
	(In thousands)
Balance, beginning of period	$501	$514
Charge-offs:
Real estate loans	2	—
Installment loans	130	52
Commercial loans	12	16

Total charge-offs	144	68

Recoveries:
Real estate loans	—	—
Installment loans	17	9
Commercial loans	—	11

Total recoveries	17	20

Net charge-offs	127	48

Provision charged to operations	107	79

Balance, end of period	$481	$545

The Company believes that the allowance for loan losses at June 30, 2005 of $481,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2005.

Non-Performing Assets

Total non-performing assets at June 30, 2005 were $1,527,000 compared to $1,121,000 at December 31, 2004, amounting to a $406,000 increase for the period.

Impaired loans at June 30, 2005 totaled $726,000 compared to $733,000 at December 31, 2004. For both periods presented, included in the balances are two related loans totaling $649,000. The loans are collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. The loan has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time, the loan is current but is being closely monitored.

Total non-accrual loans at June 30, 2005 were $462,000 compared to $198,000 at December 31, 2004. During the period, a commercial real-estate loan and a 1-4 family residential loan were placed on non-accrual status after the borrowers failed to make the necessary payments to stop foreclosure actions. Both loans are considered to be fully collateralized.

Total loans past due 90 days or more and still accruing increased from $190,000 at December 31, 2004 to $339,000 at June 30, 2005. Most of this increase occurred in loans with a first-lien position on residential properties as well as an increase in commercial related type loans.

The following presents the non-performing assets at June 30, 2005, and December 31, 2004.

	June 30, 2005	December 31, 2004
	(In thousands)
Non-accrual loans	$462	$198
Loans past due 90 days or more and still accruing	339	190
Impaired loans	726	733

Total non-performing loans	1,527	1,121
Other real estate owned	—	—

Total non-performing assets	$1,527	$1,121

Non-performing loans as a percentage of total loans	3.55%	2.52%
Non-performing assets as a percentage of total assets	1.53%	1.23%
Allowance for loan losses as a percentage of non-performing assets	31.5%	44.7%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up for the period increasing by $4,752,000 or 6.6% from year-end 2004. Much of the increase occurred in time deposits and noninterest bearing demand which increased by $6.1 million or 24.4% and $785,000 or 5.3%, respectively. A large portion of the time deposit growth was related to a single depositor account with the remaining growth from all other new and existing customers.

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

Borrowings (continued)

At June 30, 2005, short-term borrowings consisted of $6,552,000 in securities sold under repurchase agreements, (“Repo’s”) and $3,000,000 in FHLB overnight borrowings. The total borrowings for the period increased by $4.4 million with $3.0 million stemming from FHLB borrowings.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2005 AND 2004

Summary of Earnings

Net income for the second quarter of 2005 was $144,000, a decrease of $65,000 or 31.1% from the same prior year period. Diluted earnings per share for the period were $0.17 compared to $0.23 in the prior year period, a decrease of $0.06 or 26.1%. During the period, net interest income increased but was offset by an increase in the provision for loan loss and noninterest expenses. Included in noninterest expense was a one-time charge incurred in the quarter due to a loss sustained from a robbery at one of the Bank’s branch offices. Also contributing to the 2005 decrease was a $10,000 gain recorded in 2004 from the sale of investment securities.

Interest Income

Interest income on loans decreased by $22,000 or 2.7% for the three months ended June 30, 2005 compared to the same prior year period. Average loans for the period decreased by $1.7 million or 3.8% offset by an increase in the yield earned on these loans of 10 basis point for the quarter.

Interest income on federal funds sold increased by $18,000 or 257.1% during the second quarter of 2005 when compared to the same prior year period. The average balance of federal funds for the quarter increased by $850,000 or 29.0% along with a 170 basis point increase in the yield earned.

Interest income earned on investment securities increased by $112,000 or 36.2% during the second quarter of 2005 when compared to the same prior year period. This increase was a result of a $10.0 million or 27.4% increase in the average balance outstanding as well as an increase of 20 basis points in the yield earned.

Interest Expense

Interest expense on deposits increased $62,000 or 27.3% during the three months ended June 30, 2005 when compared to the same prior year period. This increase was a result of a 32 basis point increase on the rate paid on these funds and a $2.9 million or 4.7% increase in the average balance outstanding.

Interest expense on borrowings increased $24,000 or 82.8% during the second quarter of 2005. This increase was due to an increase in the average balance outstanding, which increased by $1.9 million or 20.3% as well as an increase of 63 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2005 totaled $909,000, an increase of $23,000 or 2.6% from the same prior year period. The increase in net interest income was attributable to an increase in interest income offset by an increase in interest expense.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the second quarter of 2005 was $57,000. This compares to $34,000 charged in the 2004 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $146,000 or 44.4% in the second quarter of 2005 compared to the same prior year period. Service fees on deposit accounts increased by $64,000 or 31.7% and was mostly attributable to fees collected from an overdraft protection plan that was introduced to customers in 2004. Other noninterest income increased as a result of an increase in ATM processing fees collected by Gateminder and an increase from investment management advisory fees earned by MDH, all offset by a gain of $10,000 from the sale of investment securities in the 2004 period.

Noninterest Expense

Total salary and employee benefits increased $126,000 or 28.1% in the second quarter of 2005. Salaries and wages increased as a result of the additional staffing relating to the newly formed subsidiary company, MDH as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy costs increased mostly as a result of the addition of the newly formed subsidiary, MDH.

Noninterest expenses increased $86,000 or 31.0% mainly as a result of increases in operating costs from MDH and a one-time charge incurred in the second quarter of 2005 due to a loss sustained from a robbery at one of the Bank’s branch offices.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $18,000 or 35.3% mostly as a result of a decrease in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2005 AND 2004

Summary of Earnings

Net income for the first half of 2005 was $300,000, a decrease of $63,000 or 17.4% over the same prior year period. Diluted earnings per share for the period were $0.34 compared to $0.41 in the prior year period, representing a decrease of $0.07 or 17.1%. During the period, total noninterest income increased but was offset by an increase in the provision for loan loss and noninterest expenses. Included in noninterest expense was a one-time charge incurred in the second quarter due to a loss sustained from a robbery of one of the Bank’s branch offices. Also contributing to the 2005 decrease was a $10,000 gain recorded in 2004 from the sale of investment securities.

Interest Income

Interest income on loans decreased by $49,000 or 3.0% for the six months ended June 30, 2005 compared to the same prior year period. Average loans for the period decreased by $1.6 million or 3.4% with the yield earned on these loans increasing by 4 basis points for the period.

Interest income on federal funds sold increased by $40,000 or 612.5% during the first half of 2005 when compared to the same prior year period. The average balance of federal funds for the period increased by $1.2 million or 39.1% while the yield earned increased by 156 basis points.

Interest income earned on investment securities increased by $127,000 or 20.5% during the first half of 2005 when compared to the same prior year period. This increase was a result of a $7.1 million or 20.1% increase in the average balance outstanding and a 2 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $64,000 or 13.9% during the six months ended June 30, 2005 when compared to the same prior year period. This increase was a result of a 17 basis point increase on the rate paid on these funds and a $1.6 million or 2.6% increase in the average balance outstanding.

Interest expense on total borrowings increased $45,000 or 77.6% during the first half of 2005. This increase was due to an increase in the average balance outstanding, which increased by $2.0 million or 22.0% as well as an increase of 61 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first half of 2005 totaled $1,782,000, an increase of $10,000 or 0.6% from the same prior year period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first half of 2005 was $107,000. This compares to $79,000 charged in the 2004 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $354,000 or 58.5% in the first half of 2005 compared to the same prior year period. Service fees on deposit accounts increased by $133,000 or 35.2% and was mostly attributable to fees collected from an overdraft protection plan that was introduced to customers in 2004. Other noninterest income increased as a result of an increase in ATM processing fees collected by Gateminder and an increase from investment management advisory fees earned by MDH offset by a gain of $10,000 from the sale of investment securities in the 2004 period.

Noninterest Expense

Total salary and employee benefits increased $265,000 or 29.5% in the first half of 2005. Salaries and wages increased as a result of the additional staffing relating to the newly formed subsidiary company, MDH as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy costs increased mostly as a result of the addition of the newly formed subsidiary, MDH.

Noninterest expenses increased $137,000 or 23.8% mainly as a result of increased operating costs from MDH and a one-time charge incurred in the second quarter of 2005 due to a loss sustained from a robbery at one of the Bank’s branch offices.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $32,000 or 36.8% mostly as a result of a decrease in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2005 and December 31, 2004, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	June 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$8,797	16.86%	$8,790	17.52%
For Capital Adequacy Purposes	4,175	8.00	4,013	8.00
To Be Well Capitalized	5,219	10.00	5,016	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$8,300	15.90%	$8,279	16.50%
For Capital Adequacy Purposes	2,088	4.00	2,007	4.00
To Be Well Capitalized	3,131	6.00	3,010	6.00

Tier 1 Capital (to Average Assets)
Actual	$8,300	8.78%	$8,279	9.24%
For Capital Adequacy Purposes	3,779	4.00	3,582	4.00
To Be Well Capitalized	4,724	5.00	4,478	5.00

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

Item 2. Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d)	None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
April, 2005	2,000	$18.75	—	—
May, 2005	—	—	—	—
June, 2005	—	—	—	—

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security holders

The Company’s annual meeting of shareholders was held on April 20, 2005

(a)	The number of Class III Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2008:

J. Robert Berg

Charles B. Lang

John C. Thompson

(b)	To ratify the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Company for the fiscal year 2005.

The results of the votes from the annual meeting were as follows:

	For	Withhold
J. Robert Berg	679,528	—
Charles B. Lang	679,528	—
John C. Thompson	679,528	—
S.R. Snodgrass, AC.	679,132	396

Part II - OTHER INFORMATION

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

On May 10, 2005 the Company issued a press release entitled “Tri-State 1st Banc Reports Quarterly Earnings and Cash Dividends” under Form 8-K Item 12.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date:	By:	/s/ Charles B. Lang
Aug 2, 2005		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Kevin Anglemyer
Aug 2, 2005		Kevin Anglemyer
Chief Financial Officer