Form 10QSB
period 2005-09-30
TRI STATE 1ST BANK INC
filed 2005-11-10
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

(330)385-9200

(Issuer’s telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirement for the past 90 days.    Yes  ☒    No  ☐

Indicate by checkmark whether the registrant is a shell company (as defined in rule 12b-2 of the Exchange Act)    Yes  ☐    No  ☒

As of November 10, 2005 there were 859,735 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2005	December 31, 2004
	(In thousands)
ASSETS
Cash and due from banks	$4,418	$5,821
Interest-bearing deposits with other banks	71	170
Federal funds sold	875	—

Cash and cash equivalents	5,364	5,991

Investment securities available for sale	26,467	31,739
Investment securities held to maturity (market value of $10,594 and $1,021)	10,336	982

Loans	41,672	44,484
Less allowance for loan losses	520	501

Net Loans	41,152	43,983

Premises and equipment	3,849	3,944
Bank-owned life insurance	2,320	2,259
Goodwill	887	882
Accrued interest and other assets	1,398	1,189

TOTAL ASSETS	$91,773	$90,969

LIABILITIES
Deposits:
Noninterest-bearing demand	$14,240	$14,885
Interest-bearing demand	10,632	10,828
Money market	7,012	8,117
Savings	12,719	13,524
Time	29,535	24,952

Total deposits	74,138	72,306

Short-term borrowings	4,529	5,134
Other borrowings	3,300	3,300
Accrued interest and other liabilities	917	891

TOTAL LIABILITIES	82,884	81,631

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,962	1,749
Treasury stock, at cost (56,029 and 34,137 shares)	(1,030)	(631)
Accumulated other comprehensive income (loss)	(238)	25

TOTAL STOCKHOLDERS’ EQUITY	8,889	9,338

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$91,773	$90,969

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$847	$832
Interest-bearing deposits with other Banks	1	—
Federal funds sold	14	10
Investment securities:
Taxable	354	216
Exempt from federal income tax	49	73

Total interest income	1,265	1,131

INTEREST EXPENSE
Deposits	296	192
Short-term borrowings	57	27

Total interest expense	353	219

NET INTEREST INCOME	912	912

Provision for loan losses	73	24

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	839	888

NONINTEREST INCOME
Service fees on deposit accounts	297	291
Investment securities gains	16	—
Earnings on bank-owned life insurance	21	20
Investment management fees	121	—
Other	80	87

Total noninterest income	535	398

NONINTEREST EXPENSE
Salaries and employee benefits	617	498
Occupancy	107	99
Furniture and equipment	95	90
Other	320	299

Total noninterest expense	1,139	986

INCOME BEFORE INCOME TAXES	235	300
Income taxes	58	76

NET INCOME	$177	$224

EARNINGS PER SHARE
Basic	$0.20	$0.25
Diluted	0.20	0.25

Dividends Per Share	$0.10	$0.10

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$2,459	$2,493
Interest-bearing deposits with other Banks	2	—
Federal funds sold	68	25
Investment securities:
Taxable	972	690
Exempt from federal income tax	182	223

Total interest income	3,683	3,431

INTEREST EXPENSE
Deposits	830	662
Short-term borrowings	160	84

Total interest expense	990	746

NET INTEREST INCOME	2,693	2,685

Provision for loan losses	180	103

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,513	2,582

NONINTEREST INCOME
Service fees on deposit accounts	813	672
Investment securities gains	16	10
Earnings on bank-owned life insurance	61	68
Investment management fees	363	—
Other	242	253

Total noninterest income	1,495	1,003

NONINTEREST EXPENSE
Salaries and employee benefits	1,786	1,400
Occupancy	334	298
Furniture and equipment	266	261
Other	1,033	875

Total noninterest expense	3,419	2,834

INCOME BEFORE INCOME TAXES	589	751
Income taxes	113	163

NET INCOME	$476	$588

EARNINGS PER SHARE
Basic	$0.54	$0.66
Diluted	0.54	0.66

Dividends Per Share	$0.30	$0.28

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands)
Net Income	$177	$224	$476	$588

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(240)	601	(398)	(101)

Less reclassification adjustment from gain included in net income	(16)		(16)	(10)

Income tax (expense) benefit	76	(191)	119	18

Other comprehensive income (loss)	(148)	410	(263)	(73)

Total comprehensive income	$29	$634	$213	$515

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (loss)	Total
	(In thousands)
Balance, December 31, 2004	$8,195	$1,749	$(631)	$25	$9,338

Comprehensive Income:
Net income		476			476
Net unrealized loss on securities, net of tax benefit of $119				(263)	(263)

Total comprehensive income					213
Purchase of treasury stock			(399)		(399)
Dividends declared at $0.30 per share		(263)			(263)

Balance, September 30, 2005	$8,195	$1,962	$(1,030)	$(238)	$8,889

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
OPERATING ACTIVITIES
Net income	$476	$588
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	179	103
Depreciation, amortization, and accretion, net	331	315
Investment security gains	(16)	(10)
Earnings on bank-owned life insurance	(61)	(68)
Loss on sale of other real-estate owned	—	(4)
Decrease (increase) in accrued interest receivable	(37)	102
Decrease in accrued interest payable	35	16
Other, net	(52)	49

Net cash provided by operating activities	855	1,091

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	5,189	582
Proceeds from maturities and repayments	3,644	8,725
Purchases	(4,002)	(6,963)
Investment securities held to maturity:
Proceeds from maturities and repayments	1,333	—
Purchases	(10,690)	—
Net decrease (increase) in loans	2,672	710
Proceeds from sale of other real-estate owned	—	37
Purchases of premises and equipment	(193)	(572)

Net cash provided by (used for) investing activities	(2,047)	2,519

FINANCING ACTIVITIES
Net increase (decrease) in deposits	1,832	(4,750)
Increase (decrease) in short-term borrowings	(605)	987
Treasury shares purchased	(399)	(228)
Cash dividends paid	(263)	(250)

Net cash provided by financing activities	565	(4,240)

(decrease) in cash and cash equivalents	(627)	(630)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,991	6,081

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,364	$5,451

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

In December 2004, FASB issued FAS No. 153, Exchanges of Nonmonetary Assets-An Amendment of APB Opinion No. 29. The guidance in APB Opinion No. 29, Accounting for Nonmonetary Transactions, is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that Opinion, however, included certain exceptions to that principle. FAS No. 153 amends Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The provisions of FAS No. 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. Early application is permitted and companies must apply the standard prospectively. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position. In June 2005, the FASB issued FAS No. 154, Accounting Changes and Errors Corrections, a replacement of APB Opinion No. 20 and FAS No. 3. The Statement applies to all voluntary changes in accounting principle, and changes the requirements for accounting for and reporting of a change in accounting principle. FAS No. 154 requires retrospective application to prior periods’ financial statements of a voluntary change in accounting principle unless it is impractical. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No.154 improves the financial reporting because its requirements enhance the consistency of financial reporting between periods. The provisions of FAS No. 154 are effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005.

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2005	2004
	(In Thousands)
Cash paid during the period for:
Interest	$951	$846
Income taxes	206	107

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

The following table represents the effect on net income and earnings per share had the stock-based employee compensation expense been recognized:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
	(In thousands, except per share data)
Net Income, as reported	$177	224	$476	$588
Less pro forma expense related to stock options	—	—	—	—

Pro forma net income	$177	$224	$476	$588

Basic net income per share
As reported	$0.20	$0.25	$0.54	$0.66
Pro forma	0.20	0.25	0.54	0.66
Diluted net income per share:
As reported	$0.20	$0.25	$0.54	$0.66
Pro forma	0.20	0.25	0.54	0.66

NOTE 2 EARNINGS PER SHARE

There were no convertible securities which would effect the numerator in calculating basic and diluted earnings per share: therefore, net income as presented on the consolidated statement of income will be used as the numerator. The following table sets forth a reconciliation of the denominator of the basic and diluted earnings per share computation.

	Three Months Ended September 30,		Nine Months Ended September 30,
	2005	2004	2005	2004
Weighted-average common shares	915,764	915,764	915,764	915,764
Average treasury stock shares	(45,327)	(27,678)	(40,153)	(24,792)

Weighted-average common shares used to calculate basic earnings per share	870,437	888,086	875,611	890,972
Common stock equivalents (stock options) used to calculate diluted earnings per share	—	—	—	73

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	870,437	888,086	875,611	891,045

Options to purchase 66,725 and 44,100 shares of common stock at prices from $18.40 to $20.36 were outstanding during the three and nine month periods of 2005 and 2004, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

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

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $ 91,773,000 at September 30, 2005, an increase of $804,000 or 0.9% over total assets at December 31, 2004. Total deposits increased by 1,832,000 or 2.5% while short-term borrowings decreased by $605,000 or 11.8%. The net inflow of funds were invested mostly in the investment securities portfolio.

Federal Funds Sold

At December 31, 2004, the Company had no federal funds sold compared to $875,000 at September 30, 2005. Federal funds sold on an average basis for the period were $3.4 million compared to $3.1 million for the same prior year period. The Company generally attempts to average between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $26,467,000 at September 30, 2005 compared to $31,739,000 at December 31, 2004, a decrease of $5,272,000 or 16.6%. Total purchases for the period were $4.0 million while calls, maturities and regular pay-downs totaled $8.8 million.

Investment securities held to maturity at September 30, 2005 were $10,336,000, an increase of $9.4 million from December 31, 2004. This increase occurred because management felt that at the end of 2004 the portfolio mix between held to maturity and available for sale needed to be more balanced. The majority of purchases in 2005 were put into held to maturity provide longer term income without the market value fluctuation that would occur in the available for sale classification. The increase for the period was a result of a total of $10.7 million in new purchases offset by maturities and repayments of $1.3 million.

Loans

Loans receivable at September 30, 2005 were $41,672,000 down $2.8 million or 6.3% from year-end. Much of the decrease occurred in commercial loans and residential real-estate loans which decreased by $975,000 or 8.5% and $991,000 or 4.8%, respectively. The overall loan demand for the year has been sluggish and at a much slower pace than previous years.

The following table illustrates the loan composition at September 30, 2005 and December 31, 2004.

	September 30, 2005	December 31, 2004
	(In thousands)
Commercial	$10,442	$11,417
Real estate mortgages:
Construction	184	206
Residential	19,657	20,648
Commercial	5,555	6,318
Consumer	5,834	5,895

	41,672	44,484
Less allowance for loan losses	520	501

Net loans	$41,152	$43,983

Allowance for Loan Losses

The Company’s allowance for loan losses was $520,000 at September 30, 2005 compared to $501,000 at December 31, 2004. This represents a $19,000 or 3.8% increase from December 31, 2004. During the 2005 period, the loan loss provision charged to operations totaled $180,000 while net charge-offs totaled $160,000. This compares to a $103,000 loan loss provision and net charge-offs of $111,000 in the same prior year period. A majority of the charge-offs for the 2005 period were from the installment loan portfolio stemming from consumer loans and a new check overdraft bounce protection plan that was introduced in 2004.

The following table illustrates the activity in the allowance for loan losses:

	Nine Months Ended September 30,
	2005	2004
	(In thousands)
Balance, beginning of period	$501	$514
Charge-offs:
Real estate loans	2	7
Installment loans	197	79
Commercial loans	12	47

Total charge-offs	212	133

Recoveries:
Real estate loans	—	—
Installment loans	44	11
Commercial loans	7	11

Total recoveries	51	22

Net charge-offs	161	111

Provision charged to operations	180	103

Balance, end of period	$520	$506

The Company believes that the allowance for loan losses at September 30, 2005 of $520,000 is adequate to cover known and inherent losses in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2005.

Non-Performing Assets

Total non-performing assets at September 30, 2005 were $1,527,000 compared to $1,121,000 at December 31, 2004, amounting to a $406,000 increase for the period.

Impaired loans at September 30, 2005 totaled $649,000 compared to $733,000 at December 31, 2004. For both periods presented, included in the balances are two related loans totaling $649,000. The loans are collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. The loan has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time, the loan is current but is being closely monitored.

Total non-accrual loans at September 30, 2005 were $404,000 compared to $198,000 at December 31, 2004. During the period, a commercial real-estate loan and a 1-4 family residential loan were placed on non-accrual status after the borrowers failed to make the necessary payments to stop foreclosure actions. Both loans are considered to be fully collateralized.

Total loans past due 90 days or more and still accruing increased from $190,000 at December 31, 2004 to $542,000 at September 30, 2005. Most of this increase occurred in loans with a first-lien position on residential properties as well as an increase in commercial related type loans.

The following presents the non-performing assets at September 30, 2005, and December 31, 2004.

	September 30, 2005	December 31, 2004
	(In thousands)
Non-accrual loans	$404	$198
Loans past due 90 days or more and still accruing	542	190
Impaired loans	649	733

Total non-performing loans	1,595	1,121
Other real estate owned	—	—

Total non-performing assets	$1,595	$1,121

Non-performing loans as a percentage of total loans	3.83%	2.52%
Non-performing assets as a percentage of total assets	1.74%	1.23%
Allowance for loan losses as a percentage of non-performing assets	32.6%	44.7%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up for the period increasing by $1,832,000 or 2.5% from year-end 2004. All of the increase occurred in time deposits which increased by $4.5 million or 18.4% which offset decreases in all other deposit accounts of $2.7 million. A large portion of the time deposit growth was related to a single depositor account with the remaining growth from all other new and existing customers.

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

At September 30, 2005, short-term borrowings consisted of $4,529,000 in securities sold under repurchase agreements, (“Repo’s”). The total borrowings for the period decreased by $605,000 due to a decrease in the Repo’s with other borrowings remaining at $3.3 million.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Summary of Earnings

Net income for the third quarter of 2005 was $177,000, a decrease of $47,000 or 21% from the same prior year period. Diluted earnings per share for the period were $0.20 compared to $0.25 in the prior year period, a decrease of $0.05 or 20.0%. During the period, net interest income remained the same at $912,000, but the provision for loan loss and noninterest expenses had increases of $49,000 and $153,000 respectively, partially offset by an increase in noninterest income of $137,000.

Interest Income

Interest income on loans increased by $15,000 or 1.8% for the three months ended September 30, 2005 compared to the same prior year period. Average loans for the period decreased by $2.4 million or 5.4% offset by an increase in the yield earned on these loans of 8 basis points for the quarter.

Interest income on federal funds sold increased by $4,000 or 40.0% during the third quarter of 2005 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $1,743,000 or 55.2% along with a 138 basis point increase in the yield earned.

Interest income earned on investment securities increased by $114,000 or 39.4% during the third quarter of 2005 when compared to the same prior year period. This increase was a result of a $8.4 million or 24.6% increase in the average balance outstanding as well as an increase of 17 basis points in the yield earned.

Interest Expense

Interest expense on deposits increased $104,000 or 54.2% during the three months ended September 30, 2005 when compared to the same prior year period. This increase was a result of a 32 basis point increase on the rate paid on these funds and a $2.9 million or 4.7% increase in the average balance outstanding.

Interest expense on borrowings increased $30,000 or 111.1% during the third quarter of 2005. This increase was due to an increase in the average balance outstanding, which increased by $1.9 million or 23.3% as well as an increase of 58 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2005 totaled $912,000 the same as prior year period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the third quarter of 2005 was $73,000. This compares to $24,000 charged in the 2004 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $137,000 or 34.4% in the third quarter of 2005 compared to the same prior year period. Service fees on deposit accounts increased by $7,000 or 2.4% and was mostly attributable to fees collected from an overdraft protection plan that was introduced to customers in 2004. Other noninterest income increased as a result of an increase from investment management advisory fees of $121,000 earned by MDH, and a gain of $16,000 from the sale of investment securities in the 2005 period that was not present in the 2004 period.

Noninterest Expense

Total salary and employee benefits increased $119,000 or 23.9% in the third quarter of 2005. Salaries and wages increased as a result of the additional staffing relating to the newly formed subsidiary company, MDH as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy costs increased mostly as a result of the addition of the newly formed subsidiary, MDH. These costs included rental payments for the office as well as increased depreciation on fixed assets.

Other noninterest expenses increased $21,000 or 7.0% mainly as a result of increases in operating costs from MDH. These costs included advertising, amortization of the intangible assest and organizational cost and other various operating costs.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $18,000 or 23.2% mostly as a result of a decrease in taxable income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004

Summary of Earnings

Net income for the first nine months of 2005 was $476,000, a decrease of $112,000 or 19.0% over the same prior year period. Diluted earnings per share for the period were $0.54 compared to $0.66 in the prior year period, representing a decrease of $0.12 or 18.2%. During the period, total noninterest income increased but was offset by an increase in the provision for loan loss and noninterest expenses. Included in noninterest expense was a one-time charge incurred in the second quarter due to a loss sustained from a robbery of one of the Bank’s branch offices. Also contributing to the noninterest income increase was a $16,000 gain recorded in 2005 from the sale of investment securities compared to $10,000 in 2004

Interest Income

Interest income on loans decreased by $34,000 or 1.4% for the nine months ended September 30, 2005 compared to the same prior year period. Average loans for the period decreased by $1.9 million or 4.1% with the yield earned on these loans increasing by 19 basis points for the period.

Interest income on federal funds sold increased by $43,000 or 172.0% during the first nine months of 2005 when compared to the same prior year period. The average balance of federal funds for the period increased by $241,000 or 7.6% while the yield earned increased by 164 basis points.

Interest income earned on investment securities increased by $241,000 or 26.4% during the first nine months of 2005 when compared to the same prior year period. This increase was a result of a $7.8 million or 22.3% increase in the average balance outstanding and a 7 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $168,000 or 25.4% during the nine months ended September 30, 2005 when compared to the same prior year period. This increase was a result of a 31 basis point increase on the rate paid on these funds and a $2.2 million or 3.7% increase in the average balance outstanding.

Interest expense on total borrowings increased $76,000 or 90.4% during the first nine months of 2005. This increase was due to an increase in the average balance outstanding, which increased by $1.9 million or 21.1% as well as an increase of 71 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first half of 2005 totaled $2,693,000, an increase of $8,000 or 0.3% from the same prior year period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first nine months of 2005 was $180,000. This compares to $103,000 charged in the 2004 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $492,000 or 49.1% in the first nine months of 2005 compared to the same prior year period. Service fees on deposit accounts increased by $141,000 or 21.0% and was mostly attributable to fees collected from an overdraft protection plan that was introduced to customers in 2004. Other noninterest income increased as a result of investment management advisory fees earned by MDH of $363,000 and by a gain of $16,000 from the sale of investment securities in the 2005 period compared to $10,000 in the 2004 period.

Noninterest Expense

Total salary and employee benefits increased $386,000 or 27.6% in the nine Months of 2005. Salaries and wages increased as a result of the additional staffing relating to the newly formed subsidiary company, MDH as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy costs increased mostly as a result of the addition of the newly formed subsidiary, MDH.

Other noninterest expenses increased $158,000 or 18.1% mainly as a result of increased operating costs from MDH and a one-time charge incurred in the second quarter of 2005 due to a loss sustained from a robbery at one of the Bank’s branch offices.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $50,000 or 30.1% mostly as a result of a decrease in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2005, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2005 and December 31, 2004, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	September 30, 2005		December 31, 2004
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$8,630	16.79%	$8,790	17.52%
For Capital Adequacy Purposes	4,113	8.00	4,013	8.00
To Be Well Capitalized	5,140	10.00	5,016	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$8,091	15.74%	$8,279	16.50%
For Capital Adequacy Purposes	2,056	4.00	2,007	4.00
To Be Well Capitalized	3,084	6.00	3,010	6.00

Tier 1 Capital (to Average Assets)
Actual	$8,091	8.53%	$8,279	9.24%
For Capital Adequacy Purposes	3,796	4.00	3,582	4.00
To Be Well Capitalized	4,745	5.00	4,478	5.00

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

Part II - OTHER INFORMATION

Item 1.	Legal Proceedings All pending legal proceedings are considered ordinary routine litigation incidental to Banking, to which the Company or the Bank, may be a party to or of which any of the Company’s properties are subject.

Item 2.	Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities (a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
July, 2005	4,100	$17.81	—	—
August, 2005	4,750	18.21	—	—
September, 2005	7,806	18.30	—	—

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders
None

Part II - OTHER INFORMATION

Item 5.	Other information

None

Item 6.	Exhibits and Reports on Form 8-K

(a) Exhibits
(31.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
(32.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
(99.0) Independent Accountant’s Report

(b) Reports on Form 8-K
On September 13, 2005 the Company made a filing under Form 8-K Item 5.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc. (Registrant)

Date:November 2, 2005	By:	/s/ Charles B. Lang
Charles B. Lang
President and Chief Executive Officer

Date:November 2, 2005	By:	/s/ Stephen A. Beadnell
Stephen A. Beadnell
Chief Financial Officer