Form 10KSB
period 2005-12-31
TRI STATE 1ST BANK INC
filed 2006-03-21
CIK 1010398

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☑

Issuer’s revenues for its most recent fiscal year: $7.0 million.

The aggregate market value of the voting stock held by non - affiliates computed by reference to the averaged bid and ask price on March 1, 2006, was $11,191,374 (613,226 shares at $18.25 per share).

As of March 1, 2006, there were 859,734 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer’s Annual Report to Shareholders for the year ended December 31, 2005 (Parts I and II).

2. Portions of the Issuer’s definitive Proxy Statement for the 2006 Annual meeting of Shareholders (Part III).

Transitional Small Business disclusure format (check one)    Yes  ☐    No  ☒

Tri-State 1st Banc, Inc.

Form 10-KSB

PART I

Item 1. Description of Business

General

Certain information required by this section is presented on pages 16 and 39 of the 2005 Annual Report and is incorporated herein by reference.

As of December 31, 2005, the Company had 63 full-time employees and 17 part-time employees. The Company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

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

	For the Year Ended December 31, 2005 vs 2004
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$6,103	$56,880	$62,983
Taxable investment securities	344,576	64,952	409,528
Nontaxable investment securities (1)	(120,953)	(109)	(121,062)
Loans (1)	(149,707)	95,627	(54,080)

Total interest-earning assets	80,019	217,350	297,369

Interest-bearing liabilities:
Interest-bearing demand	(31,138)	4,677	(26,461)
Money market accounts	14,639	(640)	13,999
Savings deposits	(7,365)	(1,804)	(9,169)
Time deposits	171,214	142,616	313,830
Total borrowings	24,862	63,172	88,034

Total interest-bearing liabilities	172,212	208,021	380,233

Net change in net interest income	$(92,193)	$9,329	$(82,864)

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Rate/Volume Analysis (continued)

	For the Year Ended December 31, 2004 vs 2003
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$(11,627)	$7,798	$(3,829)
Taxable investment securities	81,565	(37,352)	44,213
Nontaxable investment securities (1)	(75,543)	(24,814)	(100,357)
Loans (1)	12,957	(68,323)	(55,366)

Total interest-earning assets	7,352	(122,691)	(115,339)

Interest-bearing liabilities:
Interest-bearing demand	(8,885)	(21,741)	(30,626)
Money market accounts	35,762	(3,794)	31,968
Savings deposits	9,938	(15,797)	(5,859)
Time deposits	(34,940)	(160,457)	(195,397)
Total borrowings	20,137	7,875	28,012

Total interest-bearing liabilities	22,012	(193,914)	(171,902)

Net change in net interest income	$(14,660)	$71,223	$56,563

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Additional information required by this section is presented on page 44 of the 2005 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A. Book Value of Investment Portfolio

The required information is incorporated by reference to pages 22 through 24 of the 2005 Annual Report.

B. Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 2005 and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields for the scheduled maturity of each investment.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. treasury securities	$98,267	$—	$—	$—	$98,267
U.S. government agency securities	500,000	15,710,662	3,022,502	—	19,233,164
Obligations of states and political subdivisions	455,726	1,746,505	883,995	—	3,086,226
Mortgage-backed securities	24,431	2,046,828	2,295,077	7,321,320	11,687,656

Total debt securities	1,078,424	19,503,995	6,201,574	7,321,320	34,105,313
Mutual Funds (1)	—	—	—	—	1,000,000

Total	$1,078,424	$19,503,995	$6,201,574	$7,321,320	$35,105,313

(1)	Consists of investment in Asset Management Fund ARM Fund.

B. Maturity and Yield Information (continued)

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. treasury securities	3.50%	—%	—%	—%	3.50%
U.S. government agency
Securities	3.21	3.90	4.35	—	3.95
Obligations of states and political subdivisions	8.02	7.47	8.45	—	7.83
Mortgage-backed securities	4.29	4.24	4.96	4.82	4.74

Total debt securities	5.47	4.25	5.16	4.82	4.57
Mutual Funds (1)	—	—	—	—	4.22

Total	5.47%	4.25%	5.16%	4.82%	4.56%

(1)	Consists of investment in Asset Management Fund ARM Fund.

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C. Aggregate Book Value of Securities Exceeding 10% of Stockholders’ Equity

At December 31, 2005, non-U.S. government and U.S. government agency securities that exceeded ten percent of stockholders’ equity consisted of an investment in The Asset Management Fund ARM Fund which invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades.

Issuer	Book Value	Market Value
The Asset Management Fund ARM Fund	$1,000,000	$973,869

III. Loan Portfolio

A. Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2005		2004
	Amount	Percent	Amount	Percent
Real Estate Loans:
Construction	$244,978	0.57%	$205,617	0.46%
1 - 4 Family	20,482,135	47.80	20,678,666	46.49
Commercial	5,354,511	12.50	6,317,945	14.21
Commercial Loans	11,437,916	26.70	11,405,854	25.64
Consumer Loans	5,326,311	12.43	5,869,705	13.20

Total	42,845,851	100.00%	44,477,787	100.00%

Deferred loan origination fees and costs	10,304		6,381
Allowance for possible loan losses	(531,873)		(501,301)

Net loans	$42,324,282		$43,982,867

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

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 2005, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within 1 Year	One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$5,739,179	$3,600,722	$2,098,015	$11,437,916
Real estate - construction	244,978	—	—	205,617

Total	$6,737,880	$2,828,526	$2,045,065	$11,611,471

Sensitivity of loans to interest rates:
Predetermined interest rates		$2,147,405	$425,476
Floating interest rates		1,453,317	1,672,539

Total		$3,600,722	$2,098,015

C. Risk Elements

Certain information required by this section is presented on pages 9, 24 through 25 and 39 through 44 of the 2005 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non - performing assets:

	At December 31,
	2005	2004
Loans past due 90 days or more and still accruing interest	$465,806	$190,315
Nonaccrual loans	410,798	197,844
Impaired loans	640,390	733,378

Total non - performing loans	1,516,994	1,121,537
Other real estate owned	76,652	—

Total non - performing assets	$1,593,646	$1,121,537

Non-performing loans as a percentage of total loans	3.54%	2.52%
Non-performing assets as a percentage of total assets	1.70%	1.23%
Allowance for loan losses as a percentage of non-performing assets	33.4%	44.7%

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

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their agreements is dependent upon the economic stability of the tri - state area. At December 31, 2005, the Company did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2006 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV. Summary of Loan Loss Experience

A. Analysis of Loan Loss Experience

The following table sets forth information with respect to the bank’s allowance for loan losses at the dates indicated:

	At December 31,
	2005	2004
Balance, January 1	$501,301	$514,260
Charge - offs:
Commercial and agricultural	12,034	53,537
Real estate mortgages	3,282	8,643
Consumer	253,382	107,531

Total charge - offs	268,698	169,711

Loan recoveries:
Commercial and agricultural	7,000	10,525
Real estate mortgages	1,164	—
Consumer	61,420	13,227

Total loan recoveries	69,584	23,752

Net charge - offs	199,114	145,959

Provision charged to operations	229,686	133,000

Balance, December 31	$531,873	$501,301

Net charge - offs as a percent of average loans	0.46%	0.17%

The Bank believes that the allowance for loan losses at December 31, 2005 is adequate to cover probable losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2005.

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

B. Allocation of the Allowance for Possible Loan Losses

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

	At December 31,
	2005		2004
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Real Estate Loans:
Construction	$2,553	0.57%	$2,168	0.46%
1 - 4 Family	97,599	47.80	85,947	46.49
Commercial	157,540	12.50	164,103	14.21
Commercial Loans	151,107	26.70	116,703	25.64
Consumer Loans	112,436	12.43	123,607	13.20

Unallocated	10,638		8,773

Total	$531,873	100.00%	$501,301	100.00%

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

V. Deposits

A. Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

	Year Ended December 31,
	2005	2004
Amount
Noninterest - bearing demand	$15,009,559	$14,994,443
Interest - bearing demand	10,924,706	15,168,547
Savings	12,920,725	13,756,216
Money market	8,039,124	6,838,628
Time	30,092,501	23,378,607

Total	$76,986,615	$74,136,441

Rate
Noninterest - bearing demand	—%	—%
Interest - bearing demand	0.73	0.50
Savings deposits	0.88	0.85
Money market	1.22	1.25
Time deposits	2.82	1.91

Remaining maturity of time certificates of deposit in denominations of $100,000 or more.

The required information is incorporated by reference to page 26 of the 2005 Annual Report.

VI. Return on Equity and Assets

The required information is incorporated by reference to page 9 of the 2005 Annual Report.

VII. Short - Term Borrowings

The required information is incorporated by reference to page 27 of the 2005 Annual Report.

Item 2. Description of Properties

The following are the principal locations and operations of the Company and it’s subsidiaries:

Description	Own or Lease	Lease Expiration
Executive Offices of the Company and Bank and Branch office 16924 St. Clair Avenue East Liverpool, OH 43920	Own	N/A

Branch office Jefferson & Lincoln Way Lisbon, OH 44432	Own	N/A

Branch office 15703 St Rt. 170 Calcutta, OH 43920	Lease	2007

Branch office Wal-Mart Store Calcutta, OH 43920	Lease	2008

Branch office 1200 North Chestnut Street New Cumberland, WV 26047	Own	N/A

Branch office 627 Midland Avenue Midland, PA 15059	Own	N/A

Branch office Bradshaw Square East Liverpool, Ohio 43920	Lease	2010

MDH Investment Management 1216 Forsyth Place East Liverpool, Ohio 43920	Lease	2009

Management asserts that for insurance purposes all facilities and equipment are subject to periodic appraisal and all properties are adequately insured.

Item 3. Legal Proceedings

On March 3, 2006, Kimberly Bank, an individual residing in Columbiana County, Ohio filed suit in the Court of Common Pleas of Columbia County Ohio against 1st National Community Bank (the “Bank”) and Keith Clutter the former President of the Bank. The complaint alleges that the plaintiff, while a customer of the Bank was physically and sexually assaulted by Mr. Clutter. The claims against the Bank include alleged violation of the Bank’s fiduciary duties and other obligations owned by the Bank to the Plaintiff. The complaint also alleges that the Bank violated the Truth in Lending Act, Fair Debt Collections Act, the Ohio Consumer Protection Laws and “other laws and acts designed to protect consumers”. The complaint seeks monetary damages of one million dollars plus cost of suit and the cancellation of any indebtedness the Plaintiff owes to the Bank.

The Bank has not yet been formally served with the complaint and has not yet formulated its answer or defense. The Bank intends to vigorously defend the action.

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2005.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information is incorporated by reference to page 10 of the 2005 Annual Report.

The company repurchased 5,510 shares of common stock at an average price of 18.07 in the fourth quarter of 2005

Item 6. Management’s Discussion and Analysis or Plan of Operations

The required information is incorporated by reference to pages 39 through 44 of the 2005 Annual Report.

Item 7. Financial Statements

The required information is incorporated by reference to pages 11 through 37 of the 2005 Annual Report.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference to pages 8 through 9 of the 2005 Proxy Statement.

Item 12. Certain Relationships and Related Transactions

The required information is incorporated by reference to page 9 of the 2005 Proxy Statement.

Item 13. Exhibits and Reports on Form 8 - K

The following documents are filed as part of this report, except as may be indicated:

(1) Financial Statements:

The following Consolidated Financial Statements of Tri - State 1st Banc, Inc. together with the Report of Independent Auditors dated January 28, 2005, are included in the 2005 Annual Report of the registrant which is referenced in Part II, Item 7 - Financial Statements and are incorporated herein:

(2) Exhibits and reports of Form 8-K:

(a)	Exhibits filed herewith or incorporated by reference are set forth in the following table prepared in accordance with item 601 of Regulation S - B.

(3.1)	Articles of Incorporation of the registrant are incorporated herein by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(3.2)	By - laws of the registrant are incorporated by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(10.1)	The 1997 Stock Option Plan is incorporated by reference to the registrant’s admendment No. 1 Registration Statement Form SB-2 filed with the Securities and Exchange Commission on December 1, 1999.

(13)	Portions of the Annual Report to Security Holders for the year ended December 31, 2005, filed herewith as exhibit 13.

(21)	Subsidiary of the registrant incorporated herein by reference to the registrant’s Registration Statement on Form S - 4 filed with the Securities and Exchange Commission on March 8, 1996.

(31.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)	Reports on Form 8-K

On November 10, 2005 the Company issued a press release entitled “1st Banc Reports Earnings for Third Quarter 2005” under Form 8-K Item 5.

On November 21, 2005 the Company issued a press release entitled “Tri-State 1st Banc, Inc. Declares Dividend” under Form 8-K Item 5.

On November, 2005 the Company file an 8-K detailing the appointment of interim CFO Beadnell to the permanent position under Form 8-K Item 5.

Item 14. Principal Accountant Fees and Services

The required information is incorporated by reference to page 10 of the 2005 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 2, 2005	By:	/s/ Charles B. Lang
Charles B. Lang
President
Date: March 2, 2005
	By:	/s/ Stephen Beadnell
Stephen Beadnell
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Charles B. Lang Charles B. Lang	President (Principal Executive Officer)	March 1, 2006

/s/ Keith R. Clutter Keith R. Clutter	Secretary	March 1, 2006

/s/ Stephen Beadnell Stephen Beadnell	Chief Financial Officer (Principal Financial/Accounting Officer)	March 1, 2006

/s/ Edward L. Baumgardner Edward L. Baumgardner	Director

/s/ J. Robert Berg J. Robert Berg	Director	March 1, 2006

/s/ William E. Blair William E. Blair	Director	March 1, 2006

/s/ Stephen W. Cooper Stephen W. Cooper	Director	March 1, 2006

/s/ Timothy G. Dickey Timothy G. Dickey	Director	March 1, 2006

/s/ Marvin H. Feldman Marvin H. Feldman	Director	March 1, 2006

/s/ John P. Scotford John P. Scotford	Director	March 1, 2006

/s/ John C. Thompson John C. Thompson	Director	March 1, 2006