Form 10QSB
period 2006-03-31
TRI STATE 1ST BANK INC
filed 2006-05-15
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

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

As of May 12, 2006 there were 858,064 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and due from banks	$5,141	$6,059
Interest-bearing deposits with other banks	15	41
Federal funds sold	1,500	1,550

Cash and cash equivalents	6,656	7,650

Investment securities available for sale	24,464	25,455
Investment securities held to maturity (market value of $8,640 and $8,937)	8,757	9,030

Loans	45,793	42,856
Less allowance for loan losses	564	532

Net Loans	45,229	42,324

Premises and equipment	3,820	3,798
Bank-owned life insurance	2,361	2,341
Goodwill	887	887
Accrued interest and other assets	1,559	2,173

TOTAL ASSETS	$93,733	$93,658

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,433	$16,030
Interest-bearing demand	10,071	11,161
Money market	6,258	5,643
Savings	12,719	12,127
Time	29,436	30,652

Total deposits	71,917	75,613

Short-term borrowings	9,746	5,982
Other borrowings	2,600	2,600
Accrued interest and other liabilities	776	651

TOTAL LIABILITIES	85,039	84,846

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,998	1,989
Treasury stock, at cost (57,700 and 52,530 shares)	(1,058)	(963)
Accumulated other comprehensive loss	(441)	(409)

TOTAL STOCKHOLDERS’ EQUITY	8,694	8,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$93,733	$93,658

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$884	$808
Interest-bearing deposits with other Banks	—	1
Federal funds sold	23	30
Investment securities:
Taxable	331	262
Exempt from federal income tax	30	68

Total interest income	1,268	1,169

INTEREST EXPENSE
Deposits	327	246
Short-term borrowings	51	50

Total interest expense	378	296

NET INTEREST INCOME	890	873
Provision for loan losses	48	50

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	842	823

NONINTEREST INCOME
Service fees on deposit accounts	228	245
Earnings on bank-owned life insurance	21	21
Investment management fees	119	128
Other	95	90

Total noninterest income	463	484

NONINTEREST EXPENSE
Salaries and employee benefits	622	590
Occupancy	119	113
Furniture and equipment	92	83
Other	362	343

Total noninterest expense	1,195	1,129

INCOME BEFORE INCOME TAXES	110	178
Income taxes	14	23

NET INCOME	$96	$155

EARNINGS PER SHARE
Basic	$0.11	$0.18
Diluted	0.11	0.18

Dividends Per Share	$0.10	$0.10

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
Net Income	$96	$155
Other comprehensive loss:
Unrealized losses on available for sale securities	(49)	(502)
Income tax benefit	17	171

Other comprehensive loss	(32)	(331)

Total comprehensive loss	$64	$(176)

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance, December 31, 2005	$8,195	$1,989	$(963)	$(409)	$8,812

Comprehensive Income:
Net income		96			96
Net unrealized loss on securities, net of tax benefit of $ 17				(32)	(32)

Total comprehensive income					64
Purchase of treasury stock			(95)		(95)
Dividends declared at $0.10 per share		(87)			(87)

Balance, March 31, 2006	$8,195	$1,998	$(1,058)	$(441)	$8,694

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$96	$155
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	48	50
Depreciation, amortization, and accretion, net	104	102
Earnings on bank-owned life insurance	(21)	(21)
Increase in accrued interest receivable	(16)	(2)
Increase in accrued interest payable	48	35
Sale of credit card portfolio	482	—
Other, net	164	(35)

Net cash provided by operating activities	905	284

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	929	2,158
Purchases	—	(3,010)
Investment securities held to maturity:
Proceeds from maturities and repayments	270	—
Purchases	—	(5,979)
Net decrease (increase) in loans	(2,943)	706
Purchases of premises and equipment	(40)	(110)

Net cash used for investing activities	(1,784)	(6,235)

FINANCING ACTIVITIES
Net increase in deposits	(3,696)	7,837
Increase in short-term borrowings	3,763	3,904
Treasury shares purchased	(95)	(60)
Cash Dividends Paid	(87)	(88)

Net cash provided by (used for) financing activities	(115)	11,593

(Decrease) Increase in cash and cash equivalents	(994)	5,642
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,650	5,991

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$6,656	$11,633

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In March 2006, the FASB issued FAS No. 156, Accounting for Servicing of Financial Assets. This Statement, which is an amendment to FAS No. 140, will simplify the accounting for servicing assets and liabilities, such as those common with mortgage securitization activities. Specifically, FAS No. 156 addresses the recognition and measurement of separately recognized servicing assets and liabilities and provides an approach to simplify efforts to obtain hedge-like (offset) accounting. FAS No. 156 also clarifies when an obligation to service financial assets should be separately recognized as a servicing asset or a servicing liability, requires that a separately recognized servicing asset or servicing liability be initially measured at fair value, if practicable, and permits an entity with a separately recognized servicing asset or servicing liability to choose either of the amortization or fair value methods for subsequent measurement. The provisions of FAS No. 156 are effective as of the beginning of the first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2005	2004
	(In Thousands)
Cash paid during the period for:
Interest	$331	$260
Income taxes	35	100

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended March 31, 2006 and March 31, 2005. There were no options issued during the three months ended March 31, 2006 and March 31, 2005.

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

	Three Months Ended March 31,
	2006	2005
Weighted-average common shares	915,764	915,764
Average treasury stock shares	(55,334)	(35,719)

Weighted-average common shares used to calculate basic earnings per share	860,430	880,045
Common stock equivalents (stock options) used to calculate diluted earnings per share	16	42

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	856,446	880,087

Options to purchase 43,787 and 57,100 shares of common stock at prices from $18.75 to $20.36 were outstanding during the three month periods of 2006 and 2005, respectively, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $ 93,733,000 at March 31, 2006, an increase of $75,000 or 0.1% over total assets at December 31, 2005. Total deposits decreased by $3.7 million while short-term borrowings increased by $3.7 million. For the quarter total loans increased $2.9 million or 6.9% while investments decreased $1.3 million or 3.7%. Cash and due from banks also decreased by $918,000 or 12.0%.

Federal Funds Sold

At December 31, 2005, the Company had $1,550,000 federal funds sold compared to $1,500,000 at March 31, 2006. Federal funds sold on an average basis for the period were $2.0 million compared to $5.0 million for the same prior year period. The Company generally attempts to average between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $24,464,000 at March 31, 2006 compared to $25,455,000 at December 31, 2005, a decrease of $991,000. No purchases were made for the quarter while calls, maturities and regular pay-downs totaled $929,000. The market value of the portfolio decreased during the period by $49,000 mainly as a result of an increase in interest rates during this same time.

Investment securities held to maturity at March 31, 2006 were $8,757,000, a decrease of $273,000 from December 31, 2005. The decrease for the period was a result of a paydowns and amortization $273,000.

Loans

Loans receivable at March 31, 2006 were $45,793,000 up $2,936,000 or 6.9% from year-end. Overall loan demand has continued to be at a increased pace combined with a consumer loan purchase of $934,000. In late-2005, the Company expanded the mortgage lending staff by adding an experienced mortgage lender to help increase mortgage production and help to enter the secondary market. The bank is now selling mortgage loans servicing released on the secondary market. This allows the bank to offer loans at a competitive rate to attract customers without making long term fixed rate loans. In addition, these products have attracted new customers for in house loan products as well to help the bank in generating new customers.

The following table illustrates the loan composition at March 31, 2006 and December 31, 2005.

	March 31, 2006	December 31, 2005
	(In thousands)
Commercial	$13,665	$11,455
Real estate mortgages:
Construction	386	244
Residential	20,644	20,449
Commercial	4,930	5,354
Consumer	6,168	5,354

	45,793	42,856
Less allowance for loan losses	564	532

Net loans	$45,229	$42,324

Allowance for Loan Losses

The Company’s allowance for loan losses was $564,000 at March 31, 2006 compared to $532,000 at December 31, 2005. This represents a $32,000 increase from December 31, 2005. During the 2006 period, the loan loss provision charged to operations totaled $48,000 while net charge-offs totaled $16,000. This compares to a $50,000 loan loss provision and net charge-offs of $49,000 in the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

	Three months Ended March 31,
	2005	2004
	(In thousands)
Balance, beginning of period	$532	$501
Charge-offs:
Real estate loans	7	—
Installment loans	27	41
Commercial loans	2	12

Total charge-offs	36	53

Recoveries:
Real estate loans	—	—
Installment loans	20	4
Commercial loans	—	—

Total recoveries	20	4

Net charge-offs	16	49

Provision charged to operations	48	50

Balance, end of period	$564	$502

The Company believes that the allowance for loan losses at March 31, 2006 of $564,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2006.

Non-Performing Assets

Total non-performing assets at March 31, 2006 were $1,484,000 compared to $1,594,000 at December 31, 2005, amounting to a $128,000 decrease for the period.

Impaired loans at March 31, 2006 totaled $640,000 the same as December 31, 2005. For both periods presented, included in the balances are two related loans totaling $640,000. The loans are collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. The loan has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time the loan is being closely monitored.

Total non-accrual loans at March 31, 2006 were $411,000 compared to $466,000 at December 31, 2005. Total loans past due 90 days or more and still accruing decreased from $411,000 at December 31, 2005 to $356,000 at March 31, 2006. Most of this decrease occurred in loans with a first-lien position on residential properties.

The following presents the non-performing assets at March 31, 2006, and December 31, 2005.

	March 31, 2006	December 31, 2005
	(In thousands)
Non-accrual loans	$411	$466
Loans past due 90 days or more and still accruing	356	411
Impaired loans	640	640

Total non-performing loans	1,407	1,517
Other real estate owned	77	77

Total non-performing assets	$1,484	$1,594

Non-performing loans as a percentage of total loans	3.07%	3.72%
Non-performing assets as a percentage of total assets	1.58%	1.70%
Allowance for loan losses as a percentage of non-performing assets	38.0%	33.4%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were down for the quarter decreasing by $3,696,000 or 4.9% from year-end 2005. Most of the decrease occurred in time deposits and money market accounts which decreased by $615,000 or 10.9% and $1.2 million or 4.0%, respectively. A large portion of the time deposit decrease was related to a single depositor account. Demand deposits also decreased by $2.6 million or 16.2% for the quarter.

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

Borrowings (continued)

At March 31, 2006, short-term borrowings consisted solely of securities sold under repurchase agreements, (“Repo’s”). The Repo’s are agreements with customers of the Bank that are collateralized by various bank-owned investment securities.

For the quarter, these borrowings increased by $3.8 million mainly as a result of an increase in the balances of existing accounts as no new accounts were opened for the period.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2006 AND 2005

Summary of Earnings

Net income for the first quarter of 2005 was $96,000, a decrease of $59,000 or 38.2% over the same prior year period. Diluted earnings per share for the period was $0.11 compared to $0.18 in the prior year period, representing an decrease of $0.07 or 38.9%. During the quarter, total interest income increased but was offset by an decrease in noninterest income and a increase noninterest expense.

Interest Income

Interest income on loans increased by $76,000 or 9.4% for the three months ended March 31, 2006 compared to the same prior year period. Average loans for the period increased by $320,000 or 0.7% with the yield earned on these loans increasing by 75 basis points for the quarter.

Interest income on federal funds sold decreased by $7,000 or 23.8% during the first quarter of 2006 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $3.0 million or 59.4% while the yield earned increased by 212 basis points.

Interest income earned on investment securities increased by $31,000 or 9.4% during the first quarter of 2006 when compared to the same prior year period. This increase was a result of a $2.2 million or 5.7% decrease in the average balance outstanding offset by a 30 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $81,000 or 32.8% during the three months ended March 31, 2006 when compared to the same prior year period. This increase was a result of a 62 basis point increase on the rate paid on these funds and a $2.0 million or 3.38% decrease in the average balance outstanding.

Interest expense on short-term borrowings increased $1,000 or 2.0% during the first quarter of 2006. This increase was due to an increase in the average balance outstanding, which increased by $180,000 or 1.69% as well as an increase of 4 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2006 totaled $890,000, an increase of $18,000, from the same prior year period. The increase in net interest income was attributable to an increase in interest income greater than the the increase in interest expense.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first quarter of 2006 was $48,000. This compares to $50,000 charged in the 2005 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income decreased $21,000 or 4.3% in the first quarter of 2006 compared to the same prior year period. Service fees on deposit accounts decreased by $17,000 or 7.0% and was a result of decreased NSF fees on customers deposit accounts. Investment management advisory fees earned by MDH, the Company’s subsidiary were also down for the quarter as well showing a decrease of $9,000 or 7.1%.

Noninterest Expense

Total salary and employee benefits increased $32,000 or 5.5% in the first quarter of 2006. Salaries and wages increased as a result of the additional staffing related to a new mortgage loan originator as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy and noninterest expenses have increased as well during the quarter. Occupancy expense was up $6,000 or 5.3% compared to 2005, Furniture and Equipment shows an increase of 10.8% or $9,000 as well. This is primarily a result a new wide area network, Internet Banking and bill-pay products that was introduced to better serve the bank’s customers. Other noninterest expense has increase by $19,000 or 5.5%. This is mainly a result of increase costs on real estate owned and other repossesed assets as well as higher legal costs.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $9,000 or 9.1% mostly as a result of a decrease in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2006 and December 31, 2005, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	March 31, 2006		December 31, 2005
Total Capital (to Risk-weighted Assets)	Amount	Ratio	Amount	Ratio
	(In Thousands)
Actual	$8,669	17.25%	$8,762	17.44%
For Capital Adequacy Purposes	4,021	8.00	4,021	8.00
To Be Well Capitalized	5,026	10.00	5,026	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$8,105	16.13%	$8,197	16.31%
For Capital Adequacy Purposes	2,010	4.00	2,010	4.00
To Be Well Capitalized	3,015	6.00	3,015	6.00

Tier 1 Capital (to Average Assets)
Actual	$8,105	8.74%	$8,197	8.88%
For Capital Adequacy Purposes	3,708	4.00	3,694	4.00
To Be Well Capitalized	4,635	5.00	4,617	5.00

20. SEGMENT REPORTING

The Company operates two major businesses engaged in providing banking and investment advisory services. Banking services include community banking through seven branch offices which are located in the tristate area of East Liverpool, Ohio. Investment advisory services include investment management and financial planning to over 100 clients in fourteen states.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted amoung our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as Gateminder.

Business Segment Products and Services

Community Banking Products and Services

•	The Bank operates as a full service community Bank, offering a variety of financial services to meet the needs of its customers. Services include: accepting demand and time deposits from the general public and together with borrowings and other funds, using the proceeds to originate secured and unsecured commercial and consumer loans and provide construction and mortgage loans, as well as home equity and personal lines of credit. In addition, funds are also used to purchase investment securities. The Bank’s deposits are insured to the legal maximum amount by the Federal Deposit Insurance Corporation.

MDH Investment Management, Inc.

MDH Investment Management, Inc. was incorporated in 2004 under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. MDH is headquartered in East Liverpool, Ohio and provides investment management advisory services to both individuals and trusts in 14 states.

Other

The other segment includes the parent company and other non-bank subsidiary, which are necessary for purposes of reconciling to the consolidated amounts.

The following tables provide financial information for these segments of the Corporation.

For the 3 months ended March 31, 2006 or at March 31, 2006

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,268	$—	$—	$(1)	$1,269
Interest Expense	378	—	—	—	378
Provision for loan Losses	48				48
Other operating income	317	119	29	(2)	463
Other operating expense	962	75	39	—	1,076
Occupancy expense	116	4	2	(3)	119
Income Taxes	4	14	(4)		14
Net Income	78	26	(4)	(4)	96
Total Assets	92,720	1,096	9,179	(9,262)	93,733

For the 3 months ended March 31, 2005 or at March 31, 2005

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,168	$—	$6	$(6)	$1,168
Interest Expense	295	—	6	(6)	295
Provision for loan Losses	50	—	—	—	50
Other operating income	320	128	37	(1)	484
Other operating expense	885	30	102	(1)	1,016
Occupancy expense	109	2	4	(2)	113
Income Taxes	18	7	(2)		23
Net Income	131	30	(1)	(5)	155
Total Assets	101,094	1,086	10,040	(9,813)	102,407

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2006, Plaintiff Kimberly Banik, a long-time customer of 1st National Community Bank (the “Bank”), filed a three-count Complaint against the Bank and its former President, Keith Clutter. Plaintiff claims that: (1) the Bank is responsible under the doctrine of respondeat superior for Clutter’s allege physical and sexual assaults on Banik from approximately 2002 to around February of 2005; (2) the Bank violated its fiduciary duties to Plaintiff by negatively affecting her accounts, and (3) the Bank charged fees and/or interest that violated the Truth in Lending Act, Fair Debt Collection Act, Ohio Consumer Protection Act, and other unidentified consumer protection laws.

On April 11, 2006, the Bank filed a motion to dismiss Plaintiff’s three factually vague claims based upon Ohio’s one-year statute of limitations for assault claims and Plaintiff’s failure to provide facts sufficient to state any other claim upon which relief may be granted. Recently, Clutter filed a similar motion to dismiss and incorporated the Bank’s arguments. The Court has not yet ruled on the motions, but has indicated that it will do so shortly, and on May 8, 2006, Plaintiff filed a motion for leave to file a response to Defendants’ motions to dismiss. The Bank intends to vigorously defend this case.

Item 2. Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
January, 2006	2,470	$18.25	—	—
February, 2006	—	—	—	—
March, 2006	2,700	18.46	—	—

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

(a) Exhibits

(31.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.0) Independent Accountant’s Report

(b) Reports on Form 8-K

On March 2, 2006 the Company issued a press release entitled “Tri-State 1st Banc Declares Dividends” under Form 8-K Item 8.

On March 20, 2006 the Company filed an 8-k “Entry into a Material Definitive Agreement” under item 1.01.

On March 27, 2006 the Company filed an 8-k “Entry into a Material Definitive Agreement” under item 1.01

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date: May 12, 2006	By:	/s/ Charles B. Lang
Charles B. Lang
President and Chief Executive
Officer

Date: May 12, 2006	By:	/s/ Stephen Beadnell
Stephen Beadnell
Chief Financial Officer