Form 10QSB
period 2006-06-30
TRI STATE 1ST BANK INC
filed 2006-08-11
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

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

As of August 4, 2006 there were 856,616 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and due from banks	$4,838	$6,059
Interest-bearing deposits with other banks	112	41
Federal funds sold	—	1,550

Cash and cash equivalents	4,950	7,650

Investment securities available for sale	23,827	25,455
Investment securities held to maturity (market value of $8,640 and $8,937)	8,631	9,030

Loans	50,991	42,856
Less allowance for loan losses	588	532

Net Loans	50,403	42,324

Premises and equipment	3,688	3,798
Bank-owned life insurance	2,382	2,341
Goodwill	887	887
Accrued interest and other assets	1,832	2,173

TOTAL ASSETS	$96,600	$93,658

LIABILITIES
Deposits:
Noninterest-bearing demand	$15,421	$16,030
Interest-bearing demand	10,269	11,161
Money market	5,023	5,643
Savings	12,500	12,127
Time	31,192	30,652

Total deposits	74,405	75,613

Short-term borrowings	7,071	5,982
Other borrowings	5,850	2,600
Accrued interest and other liabilities	746	651

TOTAL LIABILITIES	88,072	84,846

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	2,026	1,989
Treasury stock, at cost (59,148 and 52,530 shares)	(1,085)	(963)
Accumulated other comprehensive loss	(608)	(409)

TOTAL STOCKHOLDERS’ EQUITY	8,528	8,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$96,600	$93,658

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2006	2005
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$952	$804
Interest-bearing deposits with other banks	—	1
Federal funds sold	10	25
Investment securities:
Taxable	331	356
Exempt from federal income tax	28	65

Total interest income	1,321	1,251

INTEREST EXPENSE
Deposits	365	289
Short-term borrowings	71	53

Total interest expense	436	342

NET INTEREST INCOME	885	909

Provision for loan losses	43	57

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	842	852

NONINTEREST INCOME
Service fees on deposit accounts	258	269
Earnings on bank-owned life insurance	21	20
Investment management fees	131	115
Other	129	71

Total noninterest income	539	475

NONINTEREST EXPENSE
Salaries and employee benefits	608	578
Occupancy	119	114
Furniture and equipment	91	90
Other	416	368

Total noninterest expense	1,234	1,150

INCOME BEFORE INCOME TAXES	147	177
Income taxes	33	33

NET INCOME	$114	$144

EARNINGS PER SHARE
Basic	$0.13	$0.17
Diluted	0.13	0.17

Dividends Per Share	$0.10	$0.10

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$1,836	$1,612
Interest-bearing deposits with other banks	1	1
Federal funds sold	33	55
Investment securities:
Taxable	662	618
Exempt from federal income tax	58	133

Total interest income	2,590	2,419

INTEREST EXPENSE
Deposits	691	534
Short-term borrowings	122	103

Total interest expense	813	637

NET INTEREST INCOME	1,777	1,782

Provision for loan losses	91	107

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,686	1,675

NONINTEREST INCOME
Service fees on deposit accounts	485	514
Earnings on bank-owned life insurance	41	41
Investment management fees	249	242
Other	222	162

Total noninterest income	997	959

NONINTEREST EXPENSE
Salaries and employee benefits	1,227	1,167
Occupancy	238	227
Furniture and equipment	184	172
Other	777	713

Total noninterest expense	2,426	2,279

INCOME BEFORE INCOME TAXES	257	355
Income taxes	47	55

NET INCOME	$210	$300

EARNINGS PER SHARE
Basic	$0.24	$0.34
Diluted	0.24	0.34

Dividends Per Share	$0.20	$0.20

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$114	$144	$210	$300

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	(253)	344	(302)	(158)
Less reclassification adjustment from gain included in net income	—	—	—	—
Income tax (expense) benefit	86	(116)	103	54

Other comprehensive income (loss)	(167)	228	(199)	(104)

Total comprehensive income (loss)	$(53)	$372	$11	$196

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive loss	Total
	(In thousands)
Balance, December 31, 2005	$8,195	$1,989	$(963)	$(409)	$8,812

Comprehensive Income:
Net income		210			210
Net unrealized loss on securities, net of tax benefit of $ 103				(199)	(199)

Total comprehensive income					11
Purchase of treasury stock			(122)		(122)
Dividends declared at $0.20 per share		(173)			(173)

Balance, June 30, 2006	$8,195	$2,026	$(1,085)	$(608)	$8,528

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$210	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	91	107
Depreciation, amortization, and accretion, net	206	214
Earnings on bank-owned life insurance	(41)	(41)
Loss on sale of other real-estate owned	7	—
Increase in accrued interest receivable	(65)	(73)
Increase (decrease) in accrued interest payable	22	(4)
Other, net	22	181

Net cash provided by operating activities	452	684

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	1,304	2,974
Purchases	—	(4,002)
Investment securities held to maturity:
Proceeds from maturities and repayments	393	1,087
Purchases	—	(10,690)
Net decrease (increase) in loans	(3,629)	839
Purchases of loans	(4,527)	—
Proceeds from the sale of credit card portfolio	482	—
Proceeds from sale of other real estate owned	69	—
Purchases of premises and equipment	(80)	(150)

Net cash used for investing activities	(5,988)	(9,942)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	(1,208)	4,752
Increase in short-term borrowings	4,339	4,418
Treasury shares purchased	(122)	(97)
Cash Dividends Paid	(173)	(176)

Net cash provided by financing activities	2,836	8,897

Decrease in cash and cash equivalents	(2,700)	(361)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,650	5,991

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,950	$5,630

See accompanying notes to the unaudited consolidated financial statements.

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

In June 2006, the FASB issued FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes. FIN 48 is an interpretation of FAS No. 109, Accounting for Income Taxes, and it seeks to reduce the diversity in practice associated with certain aspects of measurement and recognition in accounting for income taxes. In addition, FIN No. 48 requires expanded disclosure with respect to the uncertainty in income taxes and is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

Supplemental Disclosure of Cash Flow Information

	Six Months Ended June 30,
	2006	2005
	(In Thousands)
Cash paid during the period for:
Interest	$791	$641
Income taxes	115	170

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the six month periods ended June 30, 2006 and June 30, 2005. There were no options issued during the six months ended June 30, 2006 and June 30, 2005.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2006	2005	2006	2005
Weighted-average common shares	915,764	915,764	915,764	915,764

Average treasury stock shares	(57,875)	(39,307)	(56,611)	(37,523)

Weighted-average common shares used to calculate basic earnings per share	857,889	876,457	859,153	878,241

Common stock equivalents (stock options) used to calculate diluted earnings per share	129	—	68	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	858,018	876,457	859,221	878,241

Options to purchase 33,787 and 43,787 shares of common stock at prices from $18.80 to $20.36 and $18.75 to $20.36 were outstanding during the three month and six month periods of 2006 respectively. Options to purchase 66,725 shares of common stock at prices from $18.40 to $20.36 were outstanding during the three and six month periods of 2005.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $ 96,600,000 at June 30, 2006, an increase of $2,942,000 or 3.1% over total assets at December 31, 2005. Total deposits decreased by $1.2 million while short-term and other borrowings increased by $4.3 million. For the first half of the year total loans increased $8.1 million or 19.1% while investments decreased $2.0 million or 5.9%. Cash and due from banks also decreased by $2,700,000 or 35.3%.

Federal Funds Sold

At December 31, 2005, the Company had $1,550,000 federal funds sold compared to $0 at June 30, 2006. Federal funds sold on an average basis for the period were $1.4 million compared to $5.0 million for the same prior year period. The Company generally attempts to average between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $23,827,000 at June 30, 2006 compared to $25,455,000 at December 31, 2005, a decrease of $1,628,000. No purchases were made for the quarter while calls, maturities and regular pay-downs totaled $1,304,000. The market value of the portfolio decreased during the period by $302,000 mainly as a result of an increase in interest rates during this same time. Investment securities held to maturity at June 30, 2006 were $8,631,000, a decrease of $399,000 from December 31, 2005. The decrease for the period was a result of a paydowns and amortization.

Loans

Loans receivable at June 30, 2006 were $50,403,000 up $8,135,000 or 19.1% from year-end. Overall loan demand has continued to be at a increased pace combined with consumer loan purchases of $4.5 million. These loans are indirect auto loans purchased from another bank with average credit scores above 700. In late-2005, the Company expanded the mortgage lending staff by adding an experienced mortgage lender to help increase mortgage production and help to enter the secondary market. The bank is now originating loans at secondary market rates and generating non-interest income when the loans are closed and funded by a mortgage company. This allows the bank to offer a full menu of mortgage loans at a competitive rate to attract customers without making long term fixed rate loans. In addition, these products have attracted new customers for in house loan products as well to help the bank in generating new customers.

The following table illustrates the loan composition at June 30, 2006 and December 31, 2005.

	June 30, 2006	December 31, 2005
	(In thousands)
Commercial	$14,555	$11,455
Real estate mortgages:
Construction	560	244
Residential	21,085	20,449
Commercial	4,820	5,354
Consumer	9,971	5,354

	50,991	42,856
Less allowance for loan losses	588	532

Net loans	$50,403	$42,324

Allowance for Loan Losses

The Company’s allowance for loan losses was $588,000 at June 30, 2006 compared to $532,000 at December 31, 2005. This represents a $56,000 increase from December 31, 2005. This increase is planned to coincide with the increase in loan balances during the quarter. During the 2006 period, the loan loss provision charged to operations totaled $91,000 while net charge-offs totaled $35,000. This compares to a $107,000 loan loss provision and net charge-offs of $127,000 in the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

	Six months Ended June 30,
	2006	2005
	(In thousands)
Balance, beginning of period	$532	$501
Charge-offs:
Real estate loans	7	2
Installment loans	64	130
Commercial loans	2	12

Total charge-offs	73	144

Recoveries:
Real estate loans	—	—
Installment loans	38	17
Commercial loans	—	—

Total recoveries	38	17

Net charge-offs	35	127

Provision charged to operations	91	107

Balance, end of period	$588	$481

The Company believes that the allowance for loan losses at June 30, 2006 of $588,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2006.

Non-Performing Assets

Total non-performing assets at June 30, 2006 were $1,750,000 compared to $1,594,000 at December 31, 2005, amounting to a $156,000 increase for the period.

Impaired loans at June 30, 2006 totaled $790,000 an increase of $150,000 Compared to December 31, 2005. This increase is due to 2 loans being added to impaired loans that relate to a single borrower. For both periods presented, included in the balances are two related loans totaling $636,000 and 640,000. The loans are collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. One of the loans has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time the loan is being closely monitored.

Total non-accrual loans at June 30, 2006 were $435,000 compared to $466,000 at December 31, 2005. Total loans past due 90 days or more and still accruing increased from $411,000 at December 31, 2005 to $525,000 at June 30, 2006. Most of this increase occurred in loans with a first-lien position on residential properties.

The following presents the non-performing assets at June 30, 2006, and December 31, 2005.

	June 30, 2006	December 31, 2005
	(In thousands)
Non-accrual loans	$435	$466
Loans past due 90 days or more and still accruing	525	411
Impaired loans	800	640

Total non-performing loans	1,760	1,517
Other real estate owned	—	77

Total non-performing assets	$1,760	$1,594

Non-performing loans as a percentage of total loans	3.45%	3.72%
Non-performing assets as a percentage of total assets	1.82%	1.70%
Allowance for loan losses as a percentage of non-performing assets	33.4%	33.4%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were down by $1,208,000 or 1.6% from year-end 2005. Most of the decrease occurred in interest bearing demand accounts and money market accounts which decreased by $892,000 or 11.0% and $620,000 or 8.0%, respectively. Demand deposits also decreased by 3.8% or $609,000 for the period. To help combat the loss of deposits management introduced new deposit products late in the second quarter. Management introduced a treasury index savings account that has a floating rate, tiered CD pricing and new commercial sweep accounts. Management believes this will help reverse the trend of decreasing deposits.

Borrowings

From time to time the Company uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. These other funding sources may include federal funds purchased, securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati “FHLB”. These sources of funds are also a key funding source when deposit growth is not sufficient to support the earning assets growth. As of June 30, 2006 FHLB borrowings were $5.9 million compared to $2.6 million at the end of 2005. This increase was a result of increased loan volume and reduced deposits.

In addition to FHLB advances at June 30, 2006, short-term borrowings consisted of securities sold under repurchase agreements, (“Repo’s”). The Repo’s are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. For the period, these borrowings increased by $1.1 million mainly as a result of an increase in the balances of existing accounts as no new accounts were opened for the period.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2006 AND 2005

Summary of Earnings

Net income for the second quarter of 2006 was $114,000, a decrease of $30,000 or 20.8% over the same prior year period. Diluted earnings per share for the period was $0.13 compared to $0.17 in the prior year period, representing an decrease of $0.04 or 23.5%. During the quarter, total interest income increased but was offset by an decrease in noninterest income, an increase noninterest expense and interest expense.

Interest Income

Interest income on loans increased by $148,000 or 18.4% for the three months ended June 30, 2006 compared to the same prior year period. Average loans for the period increased by $5,494,000 or 12.63% with the yield earned on these loans increasing by 50 basis points for the quarter.

Interest income on federal funds sold decreased by $15,000 or 60.0% during the second quarter of 2006 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $3.0 million or 79.5% while the yield earned increased by 252 basis points.

Interest income earned on investment securities decreased by $62,000 or 14.7% during the second quarter of 2006 when compared to the same prior year period. This decrease was a result of a $11.7 million or 25.2% decrease in the average balance outstanding offset by a 31 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $76,000 or 26.3% during the three months ended June 30, 2006 when compared to the same prior year period. This increase was a result of a 68 basis point increase on the rate paid on these funds and a $5.1 million or 8.0% decrease in the average balance outstanding.

Interest expense on short-term borrowings increased $18,000 or 3.4% during the first quarter of 2006. This increase was due to an increase in the average balance outstanding, which increased by $1,298,000 or 11.4% and an increase of 36 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2006 totaled $885,000, a decrease of $24,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the the increase in interest income.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the second quarter of 2006 was $43,000. This compares to $57,000 charged in the 2005 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $64,000 or 13.5% in the second quarter of 2006 compared to the same prior year period. Service fees on deposit accounts decreased by $11,000 or 4.1% and was a result of decreased NSF fees on customers deposit accounts. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the quarter showing an increase of $16,000 or 13.9%. Other noninterest income increased by $58,000 or 81.7%. This was primarily due a an increase in fees from Gateminder of $43,000 and trust department fee income of $6,000 that was not present in 2005.

Noninterest Expense

Total salary and employee benefits increased $30,000 or 5.2% in the second quarter of 2006. Salaries and wages increased as a result of the additional staffing related to a new mortgage loan originator as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy and noninterest expenses have increased as well during the quarter. Occupancy expense was up $5,000 or 4.4% compared to 2005, Furniture and Equipment shows an increase of 1.0% or $1,000 as well. Other noninterest expense has increase by $48,000 or 13.0%. This is mainly a result of increase costs on real estate owned and other repossesed assets as well as higher legal costs. This is primarily as result of increased costs associated with Gateminder of $42,000.

Income Tax Expense

The provision for income tax remained the same for the period compared to 2005. The reason the provision was the same with lower income is the decrease in tax exempt securities.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2006 AND 2005

Summary of Earnings

Net income for the first half of 2006 was $210,000, a decrease of $90,000 or 30.0% over the same prior year period. Diluted earnings per share for the period was $0.24 compared to $0.34 in the prior year period, representing an decrease of $0.10 or 29.4%. During the period, total interest income increased but was offset by an an increase noninterest expense and interest expense.

Interest Income

Interest income on loans increased by $224,000 or 13.9% for the six months ended June 30, 2006 compared to the same prior year period. Average loans for the period increased by $2,907,000 or 6.63% with the yield earned on these loans increasing by 63 basis points for the quarter.

Interest income on federal funds sold decreased by $22,000 or 40.0% during the second quarter of 2006 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $3.0 million or 67.8% while the yield earned increased by 219 basis points.

Interest income earned on investment securities decreased by $31,000 or 4.1% during the first half or 2006 when compared to the same prior year period. This decrease was a result of a $7.0 million or 16.3% decrease in the average balance outstanding offset by a 30 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $176,000 or 27.6% during the six months ended June 30, 2006 when compared to the same prior year period. This increase was a result of a 64 basis point increase on the rate paid on these funds offset by a $3.5 million or 5.69% decrease in the average balance outstanding.

Interest expense on short-term borrowings increased $19,000 or 18.5% during the first half of 2006. This increase was due to an increase in the average balance outstanding, which decreased by $ 739,000 or 6.72% and an increase of 23 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2006 totaled $1,777,000, a decrease of $5,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the the increase in interest income.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the second quarter of 2006 was $91,000. This compares to $107,000 charged in the 2005 period. The amount of the provision is determined by the Company’s officers’ loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $38,000 or 4.0% in the first half of 2006 compared to the same prior year period. Service fees on deposit accounts decreased by $29,000 or 5.6% and was a result of decreased NSF fees on customers deposit accounts. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the first half of the year showing an increase of $7,000 or 3.0%.

Other noninterest income increased by 60,000 or 37.0% primarily a result of increased fee income from Gateminder of $35,000 compared to the first half of 2005 as well as trust Department Income of $11,000 compared to nothing in 2005.

Noninterest Expense

Total salary and employee benefits increased $60,000 or 5.1% in the second quarter of 2006. Salaries and wages increased as a result of the additional staffing related to a new mortgage loan originator as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy and noninterest expenses have increased as well during the quarter. Occupancy expense was up $11,000 or 4.8% compared to 2005, Furniture and Equipment shows an increase of 7.0% or $12,000 as well. Other noninterest expense has increase by $64,000 or 9.0% .This is mainly a result of increase costs on real estate owned and other repossessed assets as well as higher legal costs. This is primarily as result of increased costs associated with Gateminder of $30,000 as well as increased legal and REO expenses during the first half of 2006.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $8,000 or 14.5% mostly as a result of a decrease in taxable income somewhat offset by a decrease in the number of tax exempt securities.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2006 and December 31, 2005, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The capital position of the Bank does not materially differ from the Company’s; therefore, the following table sets forth the Company’s capital and minimum requirements:

	June 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$8,697	15.38%	$8,762	17.44%
For Capital Adequacy Purposes	4,524	8.00	4,021	8.00
To Be Well Capitalized	5,654	10.00	5,026	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$8,109	14.34%	$8,197	16.31%
For Capital Adequacy Purposes	2,262	4.00	2,010	4.00
To Be Well Capitalized	3,393	6.00	3,015	6.00

Tier 1 Capital (to Average Assets)
Actual	$8,109	8.61%	$8,197	8.88%
For Capital Adequacy Purposes	3,767	4.00	3,694	4.00
To Be Well Capitalized	4,708	5.00	4,617	5.00

SEGMENT REPORTING

The Company operates two major businesses engaged in providing banking and investment advisory services. Banking services include community banking through seven branch offices which are located in the tri-state area of East Liverpool, Ohio. Investment advisory services include investment management and financial planning to over 100 clients in fourteen states.

Total business segment financial results differ from total consolidated results. The impact of these differences is reflected in the “Intercompany Eliminations” and “Other” categories. “Intercompany Eliminations” reflects activities conducted among our businesses that are eliminated in the consolidated results. “Other” includes residual activities that do not meet the criteria for disclosure as a separate reportable business, such as Gateminder.

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

The following tables provide financial information for these segments of the Corporation.

For the 6 months ended June 30, 2006 or at June 30, 2006

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$2,590	$—	$1	$(1)	$2,590
Interest Expense	813	—	1	(1)	813
Provision for loan Losses	91	—	—	—	91
Other operating income	670	249	87	(9)	997
Other operating expense	1,925	145	124	(6)	2,188
Occupancy expense	230	8	3	(3)	238
Income Taxes	27	33	(13)		47
Net Income	174	63	208	(235)	210
Total Assets	95,611	1,146	9,012	(9,169)	96,600

For the 3 months ended June 30, 2006 or at June 30, 2006
	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,321	$—	$—	$—	$1,321
Interest Expense	436	—	—	—	436
Provision for loan Losses	43	—	—	—	43
Other operating income	352	131	58	(4)	538
Other operating expense	964	71	83	(2)	1,115
Occupancy expense	114	4	1	(1)	119
Income Taxes	23	19	(9)		33
Net Income	95	37	110	(128)	114
Assets	95,611	1,146	9,012	(9,169)	96,600

For the 6 months ended June 30, 2005 or at June 30, 2005

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$2,419	$—	$7	$(7)	$2,419
Interest Expense	637	—	7	(7)	637
Provision for loan Losses	107	—	—	—	107
Other operating income	669	242	51	(3)	959
Other operating expense	1,791	173	88	—	2,052
Occupancy expense	219	8	3	(3)	227
Income Taxes	52	17	(14)		55
Net Income	283	44	291	(318)	300
Total Assets	98,989	1,120	9,957	(10,024)	100,042

For the 3 months ended June 30, 2005 or at June 30, 2005
	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,250	$—	$1	$(1)	$1,250
Interest Expense	342	—	1	(1)	342
Provision for loan Losses	57	—	—	—	57
Other operating income	348	115	14	(2)	475
Other operating expense	905	86	45	—	1,036
Occupancy expense	110	4	2	(2)	114
Income Taxes	34	10	(11)		33
Net Income	152	14	137	(159)	144
Total Assets	98,989	1,120	9,957	(10,024)	100,042

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

On March 5, 2006, Plaintiff Kimberly Banik, a long-time customer of 1st National Community Bank (the “Bank”), filed a three-count Complaint against the Bank and its former President, Keith Clutter. On May 8, 2006, Plaintiff filed a motion for leave to file a response to Defendants’ motions to dismiss. Prior to the court ruling on this motion plaintiff dismissed the case against the bank.

Item 2. Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d)	None

(e)	Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
April, 2006	—	—	—	—
May, 2006	—	—	—	—
June, 2006	1,448	18.75	—

Item 3. Defaults upon senior securities

None

Item 4. Submission of matters to a vote of security holders

The Company’s annual meeting of shareholders was held on April 19, 2006

(a)	The number of Class I Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2009:

J. Robert Berg

Charles B. Lang

John C. Thompson

(b)	To ratify the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Company for the fiscal year 2006.

The results of the votes from the annual meeting were as follows:

	For	Withheld	Abstain
William E. Blair, Jr	623,355	12,864	—
Stephen W. Cooper	621,724	14,495	—
Marvin H. Feldman	679,528	13,431	—
S.R. Snodgrass, AC.	679,132	—	2,913

Item 5. Other information

None

Item 6. Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0) Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.1) Independent Accountant’s Report

(b)	Reports on Form 8-K

On May 3, 2006 the Company issued a press release entitled “Tri-State 1st Banc Reports Second Quarter Dividends” under Form 8-K Item 8.

On May 19, 2006 the Company issued a press release entitled “Tri-State 1st Banc Reports Quarterly Earnings” under Form 8-K Item 8.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date:	By:	/s/ Charles B. Lang
August 10, 2006		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Stephen Beadnell
August 10, 2006		Stephen Beadnell
Chief Financial Officer