Form 10QSB
period 2006-09-30
TRI STATE 1ST BANK INC
filed 2006-11-14
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

As of November 4, 2006 there were 855,016 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and due from banks	$4,408	$6,059
Interest-bearing deposits with other banks	48	41
Federal funds sold	—	1,550

Cash and cash equivalents	4,456	7,650

Investment securities available for sale	23,844	25,455
Investment securities held to maturity (market value of $8,640 and $8,937)	8,530	9,030

Loans	50,331	42,856
Less allowance for loan losses	571	532

Net Loans	49,760	42,324

Premises and equipment	3,667	3,798
Bank-owned life insurance	2,404	2,341
Goodwill	887	887
Accrued interest and other assets	1,505	2,173

TOTAL ASSETS	$100,153	$93,658

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,476	$16,030
Interest-bearing demand	9,950	11,161
Money market	5,213	5,643
Savings	17,255	12,127
Time	31,726	30,652

Total deposits	77,620	75,613

Short-term borrowings	4,600	2,600
Other borrowings	8,386	5,982
Accrued interest and other liabilities	779	651

TOTAL LIABILITIES	91,385	84,846

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	2,030	1,989
Treasury stock, at cost (60,748 and 52,530 shares)	(1,114)	(963)
Accumulated other comprehensive loss	(343)	(409)

TOTAL STOCKHOLDERS’ EQUITY	8,768	8,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,153	$93,658

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2006	2005
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$977	$847
Interest-bearing deposits with other banks	1	1
Federal funds sold	17	14
Investment securities:
Taxable	327	354
Exempt from federal income tax	29	49

Total interest income	1,352	1,265

INTEREST EXPENSE
Deposits	444	296
Short-term borrowings	87	57

Total interest expense	531	353

NET INTEREST INCOME	819	912

Provision for loan losses	46	73

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	773	839

NONINTEREST INCOME
Service fees on deposit accounts	269	297
Investment securities gains	—	16
Earnings on bank-owned life insurance	22	21
Investment management fees	118	121
Other	113	80

Total noninterest income	521	535

NONINTEREST EXPENSE
Salaries and employee benefits	633	617
Occupancy	114	107
Furniture and equipment	90	95
Other	356	320

Total noninterest expense	1,193	1,139

INCOME BEFORE INCOME TAXES	102	235
Income taxes	12	58

NET INCOME	$90	$177

EARNINGS PER SHARE
Basic	$0.10	$0.20
Diluted	0.10	0.20

Dividends Per Share	$0.10	$0.10

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$2,813	$2,459
Interest-bearing deposits with other banks	2	2
Federal funds sold	50	68
Investment securities:
Taxable	989	972
Exempt from federal income tax	87	182

Total interest income	3,941	3,683

INTEREST EXPENSE
Deposits	1,135	830
Short-term borrowings	211	160

Total interest expense	1,346	990

NET INTEREST INCOME	2,595	2,693

Provision for loan losses	137	180

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,457	2,513

NONINTEREST INCOME
Service fees on deposit accounts	754	813
Investment securities gains	—	16
Earnings on bank-owned life insurance	63	61
Investment management fees	367	363
Other	341	242

Total noninterest income	1,525	1,495

NONINTEREST EXPENSE
Salaries and employee benefits	1,866	1,786
Occupancy	352	334
Furniture and equipment	274	266
Other	1,132	1,033

Total noninterest expense	3,624	3,419

INCOME BEFORE INCOME TAXES	358	589
Income taxes	59	113

NET INCOME	$300	$476

EARNINGS PER SHARE
Basic	$0.35	$0.54
Diluted	0.35	0.54

Dividends Per Share	$0.20	$0.30

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
	(In thousands)
Net Income	$90	$177	$300	$476

Other comprehensive income (loss):
Unrealized gains (losses) on available for sale securities	403	(240)	101	(398)

Less reclassification adjustment from gain included in net income	—	(16)	—	(16)

Income tax (expense) benefit	(137)	76	(35)	119

Other comprehensive income (loss)	176	(148)	66	(263)

Total comprehensive income	$356	$29	$366	$213

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive loss	Total
	(In thousands)
Balance, December 31, 2005	$8,195	$1,989	$(963)	$(409)	$8,812
Comprehensive Income:
Net income		300			300
Net unrealized gain on securities, net of tax expense of $ 36				66	66

Total comprehensive income					366
Purchase of treasury stock			(151)		(151)
Dividends declared at $0.30 per share		(259)			(259)

Balance, September 30, 2006	$8,195	$2,030	$(1,114)	$(343)	$8,768

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2006	2005
	(In thousands)
OPERATING ACTIVITIES
Net income	$300	$476
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	138	180
Depreciation, amortization, and accretion, net	303	331
Investment security gains	(16)
Earnings on bank-owned life insurance	(63)	(61)
Loss on sale of other real-estate owned	7	—
Deecrease (increase) in accrued interest receivable	42	(37)
Increase in accrued interest payable	59	35
Other, net	149	(53)

Net cash provided by operating activities	935	855

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from sales	—	5,189
Proceeds from maturities and repayments	1,678	3,644
Purchases	—	(4,002)
Investment securities held to maturity:
Proceeds from maturities and repayments	491	1,333
Purchases	—	(10,690)
Net decrease (increase) in loans	(3,074)	2,672
Purchases of loans	(4,527)	—
Proceeds from the sale of credit card portfolio	482	—
Proceeds from sale of other real estate owned	69	—
Purchases of premises and equipment	(150)	(193)

Net cash used for investing activities	(5,031)	(2,047)

FINANCING ACTIVITIES
Net increase in deposits	2,009	1,832
Increase (decrease) in short-term borrowings	1,404	(605)
Proceeds from other borrowings	3,000	—
Treasury shares purchased	(151)	(399)
Cash Dividends Paid	(259)	(263)

Net cash provided by financing activities	6,003	565

Increase (Decrease) in cash and cash equivalents	1,907	(627)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	7,650	5,991

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$9,557	$5,364

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

Gateminder Corporation was incorporated under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. Headquartered in East Liverpool, Ohio, Gateminder was established by the Company to provide non-bank activities for Automated Teller Machines (“ATM”). The non-bank subsidiary sells ATM machines to businesses ,merchants and financial institutions that operate ATMs at their place of business and provides the means for processing the ATM transactions that are generated at the merchants’ or financial instituitons’ ATM Machine.

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

Recent Accounting Pronouncements

In February 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“FAS”) No. 155, Accounting for Certain Hybrid Instruments, as an amendment of FASB Statements No. 133 and 140. FAS No. 155 allows financial instruments that have embedded derivatives to be accounted for as a whole (eliminating the need to bifurcate the derivative from its host) if the holder elects to account for the whole instrument on a fair value basis. This statement is effective for all financial instruments acquired or issued after the beginning of an entity’s first fiscal year that begins after September 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

In September 2006, the FASB issued FAS No. 157, Fair Value Measurements, which provides enhanced guidance for using fair value to measure assets and liabilities. The standard applies whenever other standards require or permit assets or liabilities to be measured at fair value. The Standard does not expand the use of fair value in any new circumstances. FAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years. Early adoption is permitted. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year’s ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-5(“EITF 06-5”), Accounting for Purchases of Life Insurance—Determining the Amount That Could Be Realized in Accordance with FASB Technical Bulletin No. 85-4, Accounting for Purchases of Life Insurance. EITF 06-5 states that a policyholder should consider any additional amounts included in the contractual terms of the insurance policy other than the cash surrender value in determining the amount that could be realized under the insurance contract. EITF 06-5 also states that a policyholder should determine the amount that could be realized under the life insurance contract assuming the surrender of an individual-life by individual-life policy (or certificate by certificate in a group policy). EITF 06-5 is effective for fiscal years beginning after December 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations or financial condition.

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2006	2005
	(In Thousands)
Cash paid during the period for:
Interest	$1,287	$951
Income taxes	115	206

Stock Options

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the nine month periods ended September 30, 2006 and September 30, 2005. There were no options issued during the nine months ended September 30, 2006 and September 30, 2005.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2006	2005	2006	2005
Weighted-average common shares	915,764	915,764	915,764	915,764

Average treasury stock shares	(59,464)	(45,327)	(57,556)	(40,153)

Weighted-average common shares used to calculate basic earnings per share	856,300	870,437	858,198	875,611

Common stock equivalents (stock options) used to calculate diluted earnings per share	55	—	65	—

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	856,355	870,437	858,263	875,611

Options to purchase 43,787 shares of common stock at prices $18.75 to $20.36 were outstanding during the three month and nine month periods of 2006 respectively. Options to purchase 66,725 shares of common stock at prices from $18.40 to $20.36 were outstanding during the three and nine month periods of 2005. In each period the options were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

NOTE 3 Business Segment Products and Services

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

The following tables provide financial information for these segments of the Corporation.

For the nine months ended September 30, 2006 or at September 30, 2006

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$3,941	$—	$1	$(1)	$3,941
Interest Expense	1,337	—	10	(1)	1,346
Provision for loan Losses	138	—	—	—	138
Other operating income	1,054	367	109	(5)	1,525
Other operating expense	3,223	238	158	(5)	3,623
Occupancy expense	339	13	5	(5)	352
Income Taxes	35	44	(20)		59
Net Income	252	85	294	(331)	300
Total Assets	99,177	1,194	12,157	(12,376)	100,153

For the three months ended September 30, 2006 or at September 30, 2006

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,352	$—	$—	$—	$1,352
Interest Expense	524	—	8	(1)	531
Provision for loan Losses	47	—	—	—	47
Other operating income	383	118	22	(2)	521
Other operating expense	1,077	84	33	(2)	1,193
Occupancy expense	109	5	2	(2)	114
Income Taxes	8	11	(7)		12
Net Income	79	22	86	(97)	90
Assets	99,177	1,194	12,157	(12.376)	100,153

For the nine months ended September 30, 2005 or at September 30, 2005

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$3,684	$—	$7	$(7)	$3,684
Interest Expense	991	—	7	(7)	991
Provision for loan Losses	179	—	—	—	179
Other operating income	1,055	363	81	(4)	1,495
Other operating expense	3,037	265	121	(4)	3,418
Occupancy expense	321	12	5	(4)	334
Income Taxes	93	33	(12)		114
Net Income	439	65	474	(502)	476
Total Assets	90,741	1,166	9,587	(9,721)	91,773

For the three months ended September 30, 2005 or at September 30, 2005

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,265	$—	$—	$—	$1,265
Interest Expense	353	—	—	—	353
Provision for loan Losses	72	—	—	—	72
Other operating income	386	121	30	(2)	535
Other operating expense	1,028	83	29	(2)	1,139
Occupancy expense	103	4	2	(2)	107
Income Taxes	41	16	1	—	58
Net Income	156	21	183	(183)	177
Total Assets	90,741	1,166	9,587	(9,721)	91,773

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $ 100,153,000 at September 30, 2006, an increase of $6,494,000 or 6.9% over total assets at December 31, 2005. Total deposits increased by $2.0 million while short-term and other borrowings increased by $4.4 million. For the first nine months of the year total loans increased $7.5 million or 17.4% while investments decreased $2.1 million or 6.1%. Cash and due from banks also decreased by $1,600,000 or 26.9%.

Federal Funds Sold

At December 31, 2005, the Company had $1,550,000 federal funds sold compared to $5,100,000 at September 30, 2006. Federal funds sold on an average basis for the period were $1.4 million compared to $3.4 million for the same prior year period. The Company generally attempts to average between $2 million and $4 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $23,844,000 at September 30, 2006 compared to $25,455,000 at December 31, 2005, a decrease of $1,611,000. No purchases were made for the quarter while calls, maturities and regular pay-downs totaled $1,678,000. The market value of the portfolio decreased during the period by $403,000 mainly as a result of an increase in interest rates during in the period.

Investment securities held to maturity at September 30, 2006 were $8,530,000, a decrease of $500,000 from December 31, 2005. The decrease for the period was a result of paydowns and amortization.

Loans

Loans receivable at September 30, 2006 were $50,331,000 up $7,475,000 or 17.4% from year-end. Overall loan demand has continued to be at a increased pace combined with consumer loan purchases of $4.5 million. These loans are indirect auto loans purchased from another bank with average credit scores above 700. In late-2005, the Company expanded the mortgage lending staff by adding an experienced mortgage lender to help increase mortgage production and help to enter the mortgage loan secondary market. The bank is now originating loans at secondary market rates and generating non-interest income when the loans are closed and funded by a mortgage company. This allows the bank to offer a full menu of mortgage loans at a competitive rate to attract customers without making long term fixed rate loans. In addition, these products have attracted new customers for in house loan products as well to help the bank in generating new customers. Commercial loans increased by 25.5% during the year primarily due to the efforts the company’s commercial calling program, that resulted in several new customers as well as continued servicing of our current customer base.

The following table illustrates the loan composition at September 30, 2006 and December 31, 2005.

	September 30, 2006	December 31, 2005
	(In thousands)
Commercial	$14,380	$11,455
Real estate mortgages:
Construction	494	244
Residential	20,980	20,449
Commercial	4,757	5,354
Consumer	9,720	5,354

	50,331	42,856
Less allowance for loan losses	571	532

Net loans	$49,760	$42,324

Allowance for Loan Losses

The Company’s allowance for loan losses was $571,000 at September 30, 2006 compared to $532,000 at December 31, 2005. This represents a $39,000 increase from December 31, 2005. This increase is planned to coincide with the increase in loan balances during the quarter. During the 2006 period, the loan loss provision charged to operations totaled $138,000 while net charge-offs totaled $99,000. This compares to a $180,000 loan loss provision and net charge-offs of $161,000 in the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

	Nine months Ended September 30,
	2006	2005
	(In thousands)
Balance, beginning of period	$532	$501
Charge-offs:
Real estate loans	40	2
Installment loans	113	197
Commercial loans	2	12

Total charge-offs	155	212

Recoveries:
Real estate loans	—	—
Installment loans	56	44
Commercial loans	—	7

Total recoveries	56	51

Net charge-offs	99	161

Provision charged to operations	138	180

Balance, end of period	$571	$520

The Company believes that the allowance for loan losses at September 30, 2006 of $571,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2006.

Non-Performing Assets

Total non-performing assets at September 30, 2006 were $2,836,000 compared to $1,594,000 at December 31, 2005, amounting to a $1,242,000 increase for the period. The increase is primarily due to a larger commercial credit of $904,000 that was placed on non-accrual during the period. This loan is 75% guaranteed by the SBA.

Impaired loans at September 30, 2006 totaled $1,714,000 an increase of $1,074,000 Compared to December 31, 2005. This increase is primarily due to a loan being added to impaired loans that relate to the single credit noted above of $904,000. For both periods presented, included in the balances are two related loans totaling $650,000 for September 2006 and 654,000 at year end 2005. These loans are collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. One of the loans has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time the loan is being closely monitored.

Total non-accrual loans at September 30, 2006 were $ 623,000 compared to $411,000 at December 31, 2005. Total loans past due 90 days or more and still accruing decreased from $466,000 at December 31, 2005 to $449,000 at September 30, 2006.

The following presents the non-performing assets at September 30, 2006, and December 31, 2005.

	September 30, 2006	December 31, 2005
	(In thousands)
Non-accrual loans exclusive of impaired loans	$623	$411
Loans past due 90 days or more and still accruing	449	466
Impaired loans	1,714	640

Total non-performing loans	2,786	1,517
Other real estate owned	50	77

Total non-performing assets	$2,836	$1,594

Non-performing loans as a percentage of total loans	5.63%	3.72%
Non-performing assets as a percentage of total assets	2.83%	1.70%
Allowance for loan losses as a percentage of non-performing assets	20.1%	33.4%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits were up by $2,008,000 or 2.7% from year-end 2005. Most of the increase occurred in savings accounts. The company introduced a new Treasury Market Index account during the second quarter that has a rate that floats weekly based on the treasury bill rate. This account had over $7 million at September 30, 2006. Total savings have increased by 42.3% or $5.1 million during the period. Demand deposits have decreased by 15.9% or $2,554,000 for the period. Money market Accounts decreased by 4.6% or $430,000 during the period, with much of the deposits flowing into the new treasury index account. Certificates of deposits increased slightly by 3.5% or $1.1 million with decreases in other accounts accounting for the net increase.

Borrowings

From time to time the Company uses various funding sources other than deposits to provide the funds necessary for the loan and investment securities portfolios. These other funding sources may include federal funds purchased, securities sold under repurchase agreements and advances with the Federal Home Loan Bank of Cincinnati “FHLB”. These sources of funds are also a key funding source when deposit growth is not sufficient to support the earning assets growth. As of September 30, 2006 FHLB borrowings were $4.6 million compared to $2.6 million at the end of 2005. This increase was a result of increased loan volume and purchases.

In addition to FHLB advances at September 30, 2006, short-term borrowings consisted of securities sold under repurchase agreements, (“Repo’s”). The Repo’s are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. For the period, these borrowings increased by $2.4 million mainly as a result of a new commercial sweep agreement with a local school district.

During the quarter the holding company issued $3 million of trust preferred securities. These securities will adjust on a quarterly basis with LIBOR and are intended to be used for general corporate purposes at the holding company level. For regulatory purposes they are also counted as capital and reflected capital calculations.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Summary of Earnings

Net income for the third quarter of 2006 was $90,000, a decrease of $87,000 or 49.2% over the same prior year period. Diluted earnings per share for the period were $0.10 compared to $0.20 in the prior year period, representing an decrease of $0.10 or 50.0%. During the quarter, total interest income increased but was offset by a decrease in noninterest income, an increase in noninterest expense and interest expense. The cumulative effects of the rise of interest rates on the short end of the yield curve, contributed to a rise in deposits costs, but the longer term portion of the curve that determines mortgage loan and investment pricing has seen little movement.

Interest Income

Interest income on loans increased by $86,000 or 6.8% for the three months ended September 30, 2006 compared to the same prior year period. Average loans for the period increased by $8,146,000 or 19.27% with the yield earned on these loans increasing by 30 basis points for the quarter.

Interest income on federal funds sold increased by $3,000 or 21.4% during the second quarter of 2006 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $10,000 or 0.7% while the yield earned increased by 226 basis points.

Interest income earned on investment securities decreased by $47,000 or 11.7% during the third quarter of 2006 when compared to the same prior year period. This decrease was a result of a $7.5 million or 17.8% decrease in the average balance outstanding offset by a 29 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $148,000 or 49.9% during the three months ended September 30, 2006 when compared to the same prior year period. This increase was a result of a 106 basis point increase on the rate paid on these funds and a $178,000 or 0.3% decrease in the average balance outstanding.

Interest expense on short-term borrowings increased $30,000 or 52.3% during the third quarter of 2006. This increase was due to an increase in the average balance outstanding, which increased by $473,037 or 4.6% and an increase of 114 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2006 totaled $820,000, a decrease of $91,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the increase in interest income.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the second quarter of 2006 was $47,000. This compares to $73,000 charged in the 2005 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income decreased $14,000 or 2.6% in the third quarter of 2006 compared to the same prior year period. Service fees on deposit accounts decreased by $29,000 or 9.8% and was a result of decreased NSF fees on customers deposit accounts. Part of this decrease is attributable to more customer awareness of overdraft fees and more efficient management of their accounts, helped by new regulatory requirements regarding the disclosure of fees. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the quarter showing an increase of $ 9,000 or 7.1%. Other noninterest income increased by $8,000 or 11.2%.

Noninterest Expense

Total salary and employee benefits increased $16,000 or 2.6% in the third quarter of 2006. Salaries and wages increased as a result of the increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy and noninterest expenses have increased as well during the quarter. Occupancy expense was up $7,000 or 6.5% compared to 2005, Furniture and Equipment shows a decrease of 5.0% or $5,000 due to increased vigilance in expense control. Other noninterest expense has increase by $35,000 or 11.2%. This is mainly a result of increase costs on real estate owned and other repossesed assets as well as higher legal costs.

Income Tax Expense

The provision for income tax decreased for the same for the period compared to 2005. The decrease was $46,000 or 79.3%. The reason the provision was lower was a decrease in net income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005

Summary of Earnings

Net income for the first nine months of 2006 was $300,000, a decrease of $177,000 or 37.1% over the same prior year period. Diluted earnings per share for the period was $0.35 compared to $0.54 in the prior year period, representing an decrease of $0.19 or 35.2%. During the period, total interest income increased but was offset by increased noninterest expense and interest expense.

Interest Income

Interest income on loans increased by $354,000 or 14.4% for the nine months ended September 30, 2006 compared to the same prior year period. Average loans for the period increased by $4,653,000 or 10.8% with the yield earned on these loans increasing by 37 basis points for the year.

Interest income on federal funds sold decreased by $18,000 or 26.5% during the third quarter of 2006 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $2.0 million or 58.5% while the yield earned increased by 208 basis points.

Interest income earned on investment securities decreased by $78,000 or 6.7% during the first nine months of 2006 when compared to the same prior year period. This decrease was a result of a $7.4 million or 17.4% decrease in the average balance outstanding offset by a 30 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $305,000 or 36.6% during the nine months ended September 30, 2006 when compared to the same prior year period. This increase was a result of a 76 basis point increase on the rate paid on these funds offset by a $2.6 million or 4.12% decrease in the average balance outstanding.

Interest expense on short-term borrowings increased $51,000 or 31.9% during the first nine months of 2006. This increase was due to an increase in the average balance outstanding, which increased by $ 650,000 or 6.05% and an increase of 40 basis points in the cost of these funds.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first nine months of 2006 totaled $2,595,000, a decrease of $98,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the the increase in interest income.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first nine months of of 2006 was $138,000. This compares to $180,000 charged in the 2005 period. The amount of the provision is determined by the Company’s officers’ loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $30,000 or 2.0% in the first nine months of 2006 compared to the same prior year period. Service fees on deposit accounts decreased by $59,000 or 7.3% and was a result of decreased NSF fees on customers deposit accounts. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the first half of the year showing an increase of $4,000 or 1.1%.

Other noninterest income increased by 98,000 or 40.5% primarily a result of increased fee income from Gateminder of $28,000 compared to the first nine months of 2005 as well as trust Department Income of $25,000 compared to nothing in 2005 and $15,000 fee income generated from the facilitation of loans. The trust department was started in late 2005 and generated no income last year during the third quarter. During 2006 the bank has seen an increase in this income quarter by quarter.

Noninterest Expense

Total salary and employee benefits increased $80,000 or 4.5% in the first nine months of 2006. Salaries and wages increased as a result of the additional staffing related to a new mortgage loan originator as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which have risen substantially since last year.

Total occupancy and noninterest expenses have increased as well during the year to date. Occupancy expense was up $18,000 or 5.5% compared to 2005, Furniture and Equipment shows an increase of 2.8% or $ 8,000 as well. Other noninterest expense has increase by $98,000 or 9.5% .This is primarily as result of increased costs associated with Gateminder of $49,000 as well as increased legal and REO expenses during the first half of 2006.

Income Tax Expense

The provision for income tax decreased in the 2005 period by $54,000 or 47.8% mostly as a result of a decrease in taxable income somewhat offset by a decrease in the number of tax exempt securities.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2006, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2006 and December 31, 2005, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

	September 30, 2006		December 31, 2005
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$11,658	20.64%	$8,762	17.44%
For Capital Adequacy Purposes	4,519	8.00	4,021	8.00
To Be Well Capitalized	5,649	10.00	5,026	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$11,087	19.63%	$8,197	16.31%
For Capital Adequacy Purposes	2,260	4.00	2,010	4.00
To Be Well Capitalized	3,389	6.00	3,015	6.00

Tier 1 Capital (to Average Assets)
Actual	$11,087	11.57%	$8,197	8.88%
For Capital Adequacy Purposes	3,833	4.00	3,694	4.00
To Be Well Capitalized	4,792	5.00	4,617	5.00

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

Part II - OTHER INFORMATION

Item 1. Legal Proceedings

None

Item 2. Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
July, 2006	—	—	—	—
August, 2006	—	—	—	—
September, 2006	1,600	18.00	—	—

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

(b) Reports on Form 8-K

On August 25, 2006 the Company issued a press release entitled “Tri-State 1st Banc Declares Dividend and Reports Quarterly Earnings” under Form 8-K Item 8.

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc. (Registrant)

Date:	By:	/s/ Charles B. Lang
November 10, 2006		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Stephen Beadnell
November 10, 2006		Stephen Beadnell
Chief Financial Officer