Form 10QSB/A
period 2006-09-30
TRI STATE 1ST BANK INC
filed 2006-12-11
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment

No. 1 to

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

This 10QSB/A is being filed after discovering that the Consolidated Balance Sheet, which reported the September 30, 2006, federal funds sold, was inadvertently omitted on the original filing. The amended 10QSB filing has been corrected on the Consolidated Balance Sheet, no other statements or disclosures were affected.

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2006	December 31, 2005
	(In thousands)
ASSETS
Cash and due from banks	$4,408	$6,059
Interest-bearing deposits with other banks	48	41
Federal funds sold	5,100	1,550

Cash and cash equivalents	9,556	7,650

Investment securities available for sale	23,844	25,455
Investment securities held to maturity (market value of $8,640 and $8,937)	8,530	9,030

Loans	50,331	42,856
Less allowance for loan losses	571	532

Net Loans	49,760	42,324

Premises and equipment	3,667	3,798
Bank-owned life insurance	2,404	2,341
Goodwill	887	887
Accrued interest and other assets	1,505	2,173

TOTAL ASSETS	$100,153	$93,658

LIABILITIES
Deposits:
Noninterest-bearing demand	$13,476	$16,030
Interest-bearing demand	9,950	11,161
Money market	5,213	5,643
Savings	17,255	12,127
Time	31,726	30,652

Total deposits	77,620	75,613

Short-term borrowings	4,600	2,600
Other borrowings	8,386	5,982
Accrued interest and other liabilities	779	651

TOTAL LIABILITIES	91,385	84,846

STOCKHOLDERS’ EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	2,030	1,989
Treasury stock, at cost (60,748 and 52,530 shares)	(1,114)	(963)
Accumulated other comprehensive loss	(343)	(409)

TOTAL STOCKHOLDERS’ EQUITY	8,768	8,812

TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$100,153	$93,658

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

Tri-State 1st Banc, Inc. (Registrant)

Date:	By:	/s/ Charles B. Lang
December 5, 2006		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Stephen Beadnell
December 5, 2006		Stephen Beadnell
Chief Financial Officer