Form 10KSB
period 2006-12-31
TRI STATE 1ST BANK INC
filed 2007-03-27
CIK 1010398

U.S. SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-KSB

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

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

Common Stock, no par value

(title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10 - KSB  ☐.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    Yes  ☐    No  ☒

Issuer’s revenues for its most recent fiscal year: $7.3 million.

The aggregate market value of the voting stock held by non-affiliates computed by reference to the averaged bid and ask price on February 28, 2007, was $10,881,352 (649,633 shares at $16.75 per share).

As of February 28, 2007, there were 869,807 shares outstanding of the registrant’s Common Stock.

DOCUMENTS INCORPORATED BY REFERENCE

1. Portions of the Issuer’s Annual Report to Shareholders for the year ended December 31, 2006 (Parts I and II).

2. Portions of the Issuer’s definitive Proxy Statement for the 2007 Annual meeting of Shareholders (Part III).

Transitional Small Business disclosure format (check one)    Yes  ☐    No  ☒

Tri-State 1st Banc, Inc.

Form 10-KSB

PART I

Item 1.	Description of Business

General

Certain information required by this section is presented on pages 16 and 39 of the 2006 Annual Report and is incorporated herein by reference.

As of December 31, 2006, the Company had 58 full-time employees and 29 part-time employees. The Company considers its relationship with its employees to be good. None of the employees are covered by a collective bargaining agreement.

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

	For the Year Ended December 31, 2006 vs 2005
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$(74,783)	$46,379	$(28,404)
Taxable investment securities	(120,598)	118,051	(2,547)
Nontaxable investment securities (1)	(143,859)	—	(143,859)
Loans (1)	412,215	87,225	499,440

Total interest-earning assets	72,975	251,655	324,630

Interest-bearing liabilities:
Interest-bearing demand	(3,748)	(9,361)	(13,109)
Money market accounts	(33,580)	(810)	(34,390)
Savings deposits	29,602	93,595	123,197
Time deposits	(12,098)	376,014	363,916
Total borrowings	21,917	121,940	143,857

Total interest-bearing liabilities	2,093	581,378	583,471

Net change in net interest income	$70,882	$(329,723)	$(258,841)

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Rate/Volume Analysis (continued)

	For the Year Ended December 31, 2005 vs 2004
	Increase (Decrease) Due to
	Volume	Rate	Total Increase (Decrease)
Interest-earning assets:
Interest-bearing deposits with other banks and federal funds sold	$6,103	$56,880	$62,983
Taxable investment securities	344,576	64,952	409,528
Nontaxable investment securities (1)	(120,953)	(109)	(121,062)
Loans (1)	(149,707)	95,627	(54,080)

Total interest-earning assets	80,019	217,350	297,369

Interest-bearing liabilities:
Interest-bearing demand	(31,138)	4,677	(26,461)
Money market accounts	14,639	(640)	13,999
Savings deposits	(7,365)	(1,804)	(9,169)
Time deposits	171,214	142,616	313,830
Total borrowings	24,862	63,172	88,034

Total interest-bearing liabilities	172,212	208,021	380,233

Net change in net interest income	$(92,193)	$9,329	$(82,864)

(1)	Computed on a tax equivalent basis using a 34% federal income tax rate.

Additional information required by this section is presented on page 47 of the 2006 Annual Report and is incorporated herein by reference.

II. Investment Portfolio

A. Book Value of Investment Portfolio

The required information is incorporated by reference to pages 23 through 26 of the 2006 Annual Report.

B. Maturity and Yield Information

The following table sets forth the maturity of investments at December 31, 2006 and the weighted average yields of such investments. The yields reflected are calculated based on the basis of the cost and effective yields for the scheduled maturity of each investment.

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. treasury securities	$98,662	$—	$—	$—	$98,662
U.S. government agency securities	3,976,239	13,001,870	1,004,322	—	17,982,431
Obligations of states and political subdivisions	481,132	1,754,660	375,000	1,080,269	3,691,061
Mortgage-backed securities	1,788	1,639,865	1,834,641	6,036,751	9,513,045

Total debt securities	4,557,821	16,396,395	3,213,963	7,117,020	31,285,199
Mutual Funds (1)	—	—	—	—	972,864

Total	$4,557,821	$16,396,395	$3,213,963	$7,117,020	$32,258,063

(1)	Consists of investment in Asset Management Fund ARM Fund.

B. Maturity and Yield Information (continued)

	Due in One Year or Less	Due After One Year Through Five Years	Due After Five Years Through Ten Years	Due After Ten Years	Total
U.S. treasury securities	3.96%	—%	—%	—%	3.96%
U.S. government agency securities	4.00	4.13	4.15	—	4.10%
Obligations of states and political subdivisions	7.30	6.82	6.82	5.92	6.62
Mortgage-backed securities	5.19	3.95	4.25	4.50	4.36

Total debt securities	4.34	4.39	4.52	4.71	4.47
Mutual Funds (1)	—	—	—	—	4.52

Total	4.34%	4.39%	4.52%	4.71%	4.47%

(1)	Consists of investment in Asset Management Fund ARM Fund.

Weighted average yields are computed on a tax equivalent basis using a federal tax rate of 34% based on cost, adjusted for amortization of premium or accretion of discount.

C. Aggregate Book Value of Securities Exceeding 10% of Stockholders’ Equity

At December 31, 2006, non-U.S. government and U.S. government agency securities that exceeded ten percent of stockholders’ equity consisted of an investment in The Asset Management Fund ARM Fund which invests solely in mortgage-backed securities issued or guaranteed by U.S. government agencies or government-sponsored enterprises or which are rated in the two highest investment grades.

Issuer	Book Value	Market Value
The Asset Management Fund ARM Fund	$1,000,000	$972,864

III. Loan Portfolio

A. Types of Loans

The following table sets forth the composition of the loan portfolio by type of loan at the dates indicated.

	At December 31,
	2006		2005
	Amount	Percent	Amount	Percent
Real Estate Loans:
Construction	$486,910	0.94%	$244,978	0.57%
1 - 4 Family	21,332,919	40.99	20,482,135	47.80
Commercial	3,921,293	7.53	5,354,511	12.50
Commercial Loans	15,780,729	30.32	11,437,916	26.70
Consumer Loans	10,523,829	20.22	5,326,311	12.43

Total	52,045,680	100.00%	42,845,851	100.00%

Deferred loan origination fees and costs	4,847		10,304
Allowance for possible loan losses	(579,974)		(531,873)

Net loans	$51,470,553		$42,324,282

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

B. Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table exhibits the maturity of commercial and real estate construction loans outstanding as of December 31, 2006, and the amounts due after one year classified according to the sensitivity to changes in interest rates.

	Maturing
	Within 1 Year	One Year Through Five Years	After Five Years	Total
Commercial and agricultural	$9,683,920	$4,592,523	$1,504,286	$15,780,729
Real estate—construction	486,910	—	—	486,910
Commercial Real Estate	1,008,471	1,521,695	1,383,836	3,914,002

Total	$11,179,301	$6,114,218	2,888,122	20,181,641

Sensitivity of loans to interest rates:
Predetermined interest rates		$5,580,684	$1,683,428
Floating interest rates		533,534	1,204,694

Total		$6,114,218	$2,888,122

C. Risk Elements

Certain information required by this section is presented on pages 9, 24 through 25 and 39 through 44 of the 2006 Annual Report and is incorporated herein by reference.

The following table sets forth information regarding non-performing assets:

	At December 31,
	2006	2005
Loans past due 90 days or more and still accruing interest	$392,384	$465,806
Nonaccrual loans	115,640	410,798
Impaired loans	2,139,832	640,390

Total non-performing loans	2,647,856	1,516,994
Other real estate owned	29,402	76,652

Total non-performing assets	$2,677,258	$1,593,646

Non-performing loans as a percentage of total loans	5.14%	3.72%
Non-performing assets as a percentage of total assets	2.74%	1.70%
Allowance for loan losses as a percentage of non-performing assets	21.66%	33.2%

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

Although the Bank has a diversified loan portfolio, a substantial portion of its debtors’ ability to honor their agreements is dependent upon the economic stability of the tri-state area. At December 31, 2006, the Company did not have any concentrations of loans to borrowers engaged in similar activities exceeding 10% of total loans.

While it is impossible to predict what 2006 loan losses will be, there are no potential problem loans outstanding at the end of any period presented for which there was serious doubt as to the ability of the borrower to comply with present loan repayment terms except as discussed above.

IV. Summary of Loan Loss Experience

A. Analysis of Loan Loss Experience

The following table sets forth information with respect to the bank’s allowance for loan losses at the dates indicated:

	At December 31,
	2006	2005
Balance, January 1	$531,873	$501,301
Charge-offs:
Commercial and agricultural	1,828	12,034
Real estate mortgages	39,898	3,282
Consumer	171,901	253,382

Total charge-offs	213,627	268,698

Loan recoveries:
Commercial and agricultural	—	7,000
Real estate mortgages	—	1,164
Consumer	78,978	61,420

Total loan recoveries	78,978	69,584

Net charge-offs	134,649	199,114

Provision charged to operations	182,750	229,686

Balance, December 31	$579,974	$531,873

Net charge-offs as a percent of average loans	0.27%	0.46%

The Bank believes that the allowance for loan losses at December 31, 2006 is adequate to cover probable losses inherent in the portfolio. However, there can be no assurance that the Bank will not sustain additional losses in future periods, which could be substantial in relation to the size of the allowance at December 31, 2006.

The Bank monitors its loan portfolio on a monthly basis, taking into consideration the status of potential problem loans and non-performing assets, as well as trends in delinquencies. Management’s determination of the adequacy of the allowance for loan losses is based on periodic evaluations of the credit portfolio and other relevant factors. In addition to the estimate of the amounts and timing of expected future cash flows on impaired loans, other components of the allowance for loan losses include estimates for loan losses associated within the commercial, consumer and real estate mortgage portfolios, general amounts for historical loss experience, uncertainties in estimating losses, and inherent risks in the various credit portfolios.

B. Allocation of the Allowance for Possible Loan Losses

The following table provides a breakdown of the allowance for loan losses for the periods indicated:

	At December 31,
	2006		2005
	Amount	% of Loans to Total Loans	Amount	% of Loans to Total Loans
Real Estate Loans:
Construction	$935	0.94%	$2,553	0.57%
1 - 4 Family	142,748	40.91	97,599	47.80
Commercial	151,155	7.52	157,540	12.50
Commercial Loans	129,996	30.36	151,107	26.70
Consumer Loans	141,068	20.27	112,436	12.43

Unallocated	14,072		10,638

Total	$579,974	100.00%	$531,873	100.00%

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

V. Deposits

A. Average Deposits and Rates Paid by Type

The following tables summarize the daily average amount of deposits and rates paid on such deposits for the periods indicated.

	Year Ended December 31,
	2006	2005
Amount
Noninterest-bearing demand	$15,880,975	$15,009,559
Interest-bearing demand	10,392,726	10,924,706
Savings	15,855,819	12,920,725
Money market	5,264,246	8,039,124
Time	29,669,342	30,092,501

Total	$77,063,108	$76,986,615

Rate
Noninterest-bearing demand	—%	—%
Interest-bearing demand	0.65	0.73
Savings deposits	1.49	0.88
Money market	1.21	1.22
Time deposits	4.09	2.82

Remaining maturity of time certificates of deposit in denominations of $100,000 or more.

The required information is incorporated by reference to page 27 of the 2006 Annual Report.

VI. Return on Equity and Assets

The required information is incorporated by reference to page 10 of the 2006 Annual Report.

VII. Short-Term Borrowings

The required information is incorporated by reference to page 28 of the 2006 Annual Report.

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

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2006.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Certain information is incorporated by reference to page 46 of the 2006 Annual Report.

The company repurchased 3,227 shares of common stock at an average price of 17.48 in the fourth quarter of 2006

Item 6.	Management’s Discussion and Analysis or Plan of Operations

The required information is incorporated by reference to pages 41 through 45 of the 2006 Annual Report.

Item 7.	Financial Statements

The required information is incorporated by reference to pages 11 through 39 of the 2006 Annual Report.

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

The required information is incorporated by reference to pages 4 through 5 of the 2006 Proxy Statement.

Item 10.	Executive Compensation

The required information is incorporated by reference to page 6 through 9 of the 2006 Proxy Statement.

Item 11.	Security Ownership of Certain Beneficial Owners and Management

The required information is incorporated by reference to pages 10 through 11 of the 2006 Proxy Statement.

Item 12.	Certain Relationships and Related Transactions

The required information is incorporated by reference to page 11 of the 2006 Proxy Statement.

Item 13.	Exhibits and Reports on Form 8-K

The following documents are filed as part of this report, except as may be indicated:

(1) Financial Statements:

The following Consolidated Financial Statements of Tri-State 1st Banc, Inc. together with the Report of Independent Auditors dated March 11, 2007, are included in the 2006 Annual Report of the registrant which is referenced in Part II, Item 7—Financial Statements and are incorporated herein:

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

On November 20, 2006 the Company issued a press release entitled “1st Banc Declares Dividend and Reports Quarterly Earnings” under Form 8-K Item 5.

Item 14.	Principal Accountant Fees and Services

The required information is incorporated by reference to page 11 of the 2006 Proxy Statement.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 26, 2007	By:	/s/ Charles B. Lang
Charles B. Lang
President

Date: March 26, 2007	By:	/s/ Stephen Beadnell
Stephen Beadnell
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles B. Lang Charles B. Lang	President (Principal Executive Officer)	March 26, 2007

/s/ Keith R. Clutter Keith R. Clutter	Secretary	March 26, 2007

/s/ Stephen Beadnell Stephen Beadnell	Chief Financial Officer (Principal Financial/Accounting Officer)	March 26, 2007

/s/ Edward L. Baumgardner Edward L. Baumgardner	Director	March 26, 2007

/s/ J. Robert Berg J. Robert Berg	Director	March 26, 2007

/s/ William E. Blair William E. Blair	Director	March 26, 2007

/s/ Stephen W. Cooper Stephen W. Cooper	Director	March 26, 2007

/s/ Timothy G. Dickey Timothy G. Dickey	Director	March 26, 2007

/s/ Marvin H. Feldman Marvin H. Feldman	Director	March 26, 2007

/s/ John P. Scotford John P. Scotford	Director	March 26, 2007

/s/ John C. Thompson John C. Thompson	Director	March 26, 2007