Form 10KSB/A
period 2006-12-31
TRI STATE 1ST BANK INC
filed 2007-04-27
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM l0-KSB/A

Amendment No. 1

(Mark One)

☒	Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2006

☐	Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from                      to

Commission file number: 000-32489

TRI-STATE 1ST BANC, INC.

(Exact name of registrant as specified in its charter)

Ohio	34-1824708
( State or other jurisdiction of incorporation or organization)	( I.R.S. Employer Identification No.)

16924 St. Clair Avenue East Liverpool, Ohio	43920
( Address of principal executive offices )	( Zip Code )

Registrant’s telephone number, including area code:

(330) 385-9200

Securities registered pursuant to Section 12(b) of the Exchange Act:

None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, no par value

Check whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period as the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days:    YES  ☒    NO  ☐

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B contained herein, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form l0-KSB or any amendment to this Form 10-KSB  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act)    YES  ☐    NO  ☒

The issuer’s revenues for the year ended December 31, 2006 were $7.3 million

The aggregate market value of the voting stock held by non-affiliates computed by reference to the average bid and ask price on April 25, 2007, was $10,845,459 (673,631 shares at $16.10 per share).

As April 25 2007, there were 866,534 shares outstanding of the registrant’s Common Stock.

Transitional Small Business Disclosure Format    YES  ☐    NO  ☒

DOCUMENTS INCORPORATED BY REFERENCE

None.

EXPLANATORY NOTE

Pursuant to Rule 12b-15 of the Securities Exchange Act of 1934, Tri-State 1st Banc, Inc. (the “Company” or “Registrant”) hereby amends its Annual Report on Form 10-KSB for the year ended December 31, 2006 (the “Original 10-KSB”) to include the information required by Items 9, 10, 11, 12, 13 and 14 of Part III relating to Directors, Executive Officers of the Registrant, Executive Compensation, Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters, Certain Relationships and Related Transactions, and Director Independence, Exhibits and Principal Accountant Fees and Services, respectively. Certain information required by Part III was to be incorporated by reference to the Company’s definitive proxy statement for the 2007 Annual Meeting of Shareholders. However, the Company’s definitive proxy statement will not be filed with the Securities and Exchange Commission (the “SEC”) within 120 days of the end of the fiscal year December 31, 2006. Therefore, Part III, Items 9 through 14 of the Company’s Original 10-KSB are hereby amended and restated in their entirety except with respect to Item 13, relating to Exhibits, which remains unchanged except as specifically amended herein). No modification or update to other disclosures as presented in the Original 10-KSB have been made.

TRI-STATE 1ST BANC, INC.

FORM 10-KSB/A

Amendment No. 1

for the year ended December 31, 2006

I N D E X

This Form 10-KSB/A amends Part III of the Registrant’s Form 10-KSB filed on March 27, 2007.

HOW TO OBTAIN TRI-STATE 1ST BANC, INC SEC FILINGS

All reports filed by Tri-State 1st Banc, Inc with the SEC are available free of charge via EDGAR through the SEC website at www.sec.gov. In addition, the public may read and copy materials filed by the Company with the SEC at the SEC’s public reference room located at 100 F Street, N.E., Washington, D.C. 20549. Tri-State 1st Banc, Inc. also provides copies of its Forms 8-K, 10-KSB, 10-QSB, Proxy and Annual Report at no charge to investors upon request.

PART III

ITEM 9:	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS

The following table sets forth certain information regarding our directors as of March 27, 2007:

Name	Age	Position	Director Since	Present and principal occupation for last five years
Edward L. Baumgardner	63	Director	2006	CEO of the Bank; Secretary of the Company and Gateminder

Timothy G. Dickey	45	Director	2002	Chairman and CEO of D.W. Dickey & Son, Inc.(construction material)

John P. Scotford, Sr.	78	Director	1987	Chairman-McBarscot Company (real-estate development)

William E. Blair, Jr.	72	Director	1991	President of Bill Blair Inc. (oil & gas exploration)

Stephen W. Cooper	63	Director	1989	President of Cooper Insurance Agency (general insurance)

Marvin H. Feldman	61	Director	1987	Principal Feldman Financial Group (insurance and investments)

J. Robert Berg	54	Director	2002	President of Richardson Monuments, Inc.(monument retailing)

Charles B. Lang	67	Director	1987	President of the Company and Gateminder, Chairman and CEO of the Bank, Vice President of MDH Investment Management, Inc

John C. Thompson	80	Director	1987	Chairman of The Hall China Company (pottery manufacturer)

EXECUTIVE OFFICERS

The following information is provided with respect to Tri-State’s current executive officers. Information for Messrs. Baumgardner and Lang is provided under the heading “Directors” above.

The following table sets forth certain information regarding our executive officers as of March 27, 2007:

Name	Age	Position	Present and principal occupation for last five years
John P. Scotford Jr.	45	Director 1st National Community Bank	President—McBarscott Company (Real Estate Development)

Stephen A. Beadnell	44	Chief Financial Officer	Chief Financial Officer of the Company, the Bank, Gateminder and MDH; Certified Public Accountant Director of Information Technology 1st National Community Bank, Internal Auditor Home Savings and Loan Company, Controller and Treasurer Potters Bank

Steven A. Mabbott	50	Vice President of 1st National Community Bank	Vice President & Loan Department Manager

Robin W. Moadus	49	COO and Vice-President of 1st National Community Bank	Assistant VP Sales Manager Home Savings and Loan

Joseph B. Shemasek	41	Vice President of 1st National Community Bank	Vice President of Commercial Loans since 2004. Previously Assistant VP and Business Banking Officer of National City Bank, since 1999

Board of Director and Committee Meetings

During 2006, the Board of Directors of the Company held six regular Board meetings. All of the Company’s Directors attended at least 75% of its Board meetings except Director John Scotford Sr. who attended one of the six meetings and Director William Blair who attended three of the six meetings.

The Director’s of the Company also serve as the entire Board of Directors of the Bank with the exception of John Scotford Sr. who is Director Emeritus and John Scotford Jr. who is a director of the Bank only. The Company and the Bank maintain a standing joint Audit and Executive and Compensation Committees. Since the full Board of Directors of the Company functions as a nominating committee (as discussed on page 3), there is no standing nominating committee and consequently, no nominating committee charter.

The Compensation Committee is composed of Directors Feldman, Blair and Thompson. Executive compensation is determined by comparing peer group surveys of salary information and industry averages to determine the appropriate levels of compensation.

In 2006, there were twelve meetings each of the Board of Directors of the Bank and the Executive Committee. Three non-employee Directors are assigned to each of the monthly Executive Committee meetings. All of the Bank’s Directors attended at least 75% of the Board meetings.

The Audit Committee is comprised of non-employee Directors Feldman, Thompson, Cooper and Berg. The Board of Directors has determined that each of the members of the Audit Committee is independent in accordance with the rules of the Nasdaq Stock Market. The Audit Committee maintains an audit committee charter as approved by the Board of Directors of the Company. A copy of the Audit Committee’s charter was included as an appendix to the Company’s proxy statement filed during fiscal year 2005 on the March 22, 2005 with the Securities and Exchange Commission (“SEC”). The committee is responsible for reviewing the records and affairs of the Company to determine its financial condition, reviewing with management and the independent auditors the systems of internal control, and monitoring the Company’s adherence in accounting and financial reporting to generally accepted accounting principles. Presently, the Company does not have an “audit committee financial expert” as defined within the meaning of the regulations of the “SEC.” It is of the opinion of the Board of Directors that, although they do not meet the technical requirements of the definition of an audit committee financial expert, those Directors currently serving on the Audit Committee are well qualified and suited to serve in their capacity on the Audit Committee. The company at present has not been able to recruit a financial expert for the Board of Directors, but will continue to search for viable candidates in the immediate future.

For 2006, there were four meetings of the Audit Committee, four meetings of the ad-hoc building committee comprised of Directors Blair, Cooper and Dickey and four trust committee meetings comprised of Directors Feldman, Dickey and Thompson.

Stockholder Communications

The Board of Directors does not have a formal process for stockholders to send communications to the Board. In view of the infrequency of stockholder communications to the Board of Directors, the Board does not believe that a formal process is necessary. Written communications to the Board of Directors of the Company received by the Company from stockholders are shared with the full Board no later than the next regularly scheduled Board meeting

ITEM 10:	EXECUTIVE COMPENSATION

Summary Compensation Table for Fiscal Year 2006

The following table reflects the compensation paid by the 1st National Community Bank (the “Bank”), a wholly owned subsidiary of the Company during 2006, 2005 and 2004 for services in all capacities by the named executive officer. No employee received an annual salary and bonus in excess of $100,000. More specific information regarding compensation is provided in the notes accompanying the tables.

Name and Principal Position (a)	Year (b)	Salary ($) (c)		Bonus ($) (d)		Stock Awards ($) (e)		Option Awards ($) (f)		Non-Equity Incentive Plan Compen- sation ($) (g)		Change in Pension Value and Nonqualified Deferred Compen- sation Earnings ($) (h)		All Other Compensation ($) (i)			Total ($) (j)
Charles B. Lang, President of the Company, Chairman and Vice President of MDH, Trust Officer of the Bank	2006 2005 2004	$ $ $	73,559 88,204 93,705	$ $ $	0 1,764 5,000	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 0 0	$ $ $	0 2,108 0	(1)	$ $ $	73,559 92,076 98,705

Edward L. Baumgardner, President and CEO of the Bank, President of Gateminder Corporation	2006 2005	$ $	98,076 48,333	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0		$ $	98,076 48,333

Marc D. Hoffrichter, President of MDH Inc.	2006 2005	$ $	147,118 152,887	$ $	18,000 22,500	$ $	0 0	$ $	0 0	$ $	0 0	$ $	0 0	$ $	33,000 33,000	(2) (2)	$ $	198,118 208,387

(1)	Includes compensation amounts for matching and discretionary contributions to the individual’s account under the 401k plan and the allocation of shares under the ESOP plan.
(1)	Includes compensation for medical reimbursement under the purchase agreement for MDH.

Executive Stock Option Grants in 2006

The Company has in place two stock option plans approved by the Shareholders of the Company, the 1997 Stock Option Plan and the 2001 Stock Option Plan. A committee is chosen by the Board of Directors that is comprised of non-employee directors for the purpose of awarding options to purchase Common Stock of the Company to deserving officers. All shares under the 1997 Option Plan eligible for distribution have been granted.

In 2006 there were no grants of individual options and there were no options exercised by the Company’s named executive officers during 2006.

The following table describes each exercise of stock options during the year , and the number of vested and unvested stock option awards as of December 31, 2006 with respect to the named executive of the Company:

Name	Option Awards					Stock Awards
	Number of Securities Underlying Un-exercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Awards Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options (#)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)(4)	Market Value of Shares or Units of Stock That Have Not Vested ($)(5)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)
(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Charles B. Lang	3,781 3713 2750	0 0 0	0 0 0	19.20 20.36 18.40	09/23/2009 08/24/2010 01/23/2013

Employment Arrangements

Employment agreements are in effect between the Company Mr. Edward L. Baugardner, President and CEO and Mr. Beadnell CFO. The Company entered into an employment agreement with Mr. Baumgardner on March 13, 2006. The agreement is for an initial two-year term and automatically renews for an additional one year upon each anniversary of the agreement expiring, unless either party gives the other advance notice that it does not intend to renew the agreement. The agreement provides for an initial base salary of $100,000 for Mr. Baumgardner, which may not be reduced during the term of the agreement. Mr. Baumgardner is eligible to receive an annual bonus under the Company’s management incentive program as implemented by the Board of Directors. The agreement also provides for the participation in certain other benefit plans and programs that are offered to other employees.

The agreement also provides for the payment upon the executive’s termination for any reason other than for “cause” or without “good reason” (each as defined in the agreement), an amount equal to the lesser of his annual base salary or the base salary remaining on his contract period without any extensions. In addition to those payments, in the event that Mr. Baumgardners’ employment is terminated following a “change in control” of the Company (as defined in the agreement), either by the Company without “cause” or by the executive for “good reason,” the Company shall pay Mr. Baumgardner an amount equal to the 2 times his annual salary plus the average of annual bonuses awarded since his employment date. If any payments pursuant to the agreement or otherwise would be subject to any excise tax under the Internal Revenue Code, the Company will provide an additional payment such that the executive retains a net amount equal to the payments he would have retained if such excise tax had not applied. The agreement contains a covenant not to compete and related provisions that restrict Mr. Baumgardner’s ability to compete with the Company during the term of the agreement and for a period of one year following termination under certain circumstances.

The Company has entered into employment agreements with Mr. Beadnell, CFO for a three year period beginning April 1, 2006. The provisions of Mr. Beadnell’s contract is identical to Mr. Baumgardner with the exception that his severance pay in a change of control would be 1.5 times his annual salary.

Director Compensation

The following table sets forth the compensation of the Board for the 2006 fiscal year:

Name (a)(1)	Fees Earned or Paid in Cash ($) (b)	Stock Awards ($) (c)	Option Awards ($) (d)	Non-Equity Incentive Plan Compensation ($) (e)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($) (f)	All Other Compensation ($) (g)	Total ($) (h)
Edward L. Baumgardner	$0	$0	$0	$0	$0	$0	$0
J. Robert Berg	$11,875	$0	$0	$0	$0	$0	$0
William E. Blair, Jr.	$10,375	$0	$0	$0	$0	$0	$0
Stephen W. Cooper	$14,125	$0	$0	$0	$0	$0	$0
Timothy G. Dickey	$12,675	$0	$0	$0	$0	$0	$0
Marvin H. Feldman	$12,250	$0	$0	$0	$0	$0	$0
Charles B. Lang	$0	$0	$0	$0	$0	$0	$0
John P. Scotford, Sr.	$4,375	$0	$0	$0	$0	$0	$0
John C. Thompson	$13,375	$0	$0	$0	$0	$0	$0

No compensation is paid to any Director of the Company exclusively for their services to the holding company nor is any compensation paid to Directors Lang and Baumgardner as they are compensated in their capacity as officers of the Bank. Compensation paid to each of the remaining seven outside Directors consisted of an annual retainer fee of $4,000 and $375 for each Board and Committee meeting attended.

ITEM 11:	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 25, 2007, there were 866,534 shares of Common Stock outstanding. The following table sets forth information as of April 25, 2007, with respect to beneficial ownership of Common Stock of the Company by: (i) all persons known to the Company to be considered to own beneficially more than five (5%) percent of its voting securities; (ii) all Directors and Director nominees of the Company; and (iii) all of the Company’s executive officers as a group. Unless otherwise stated, each person so named exercises or would exercise sole voting power and investment power as to the shares of Common Stock so indicated.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)		Percent of Class (2)
Charles B. Lang	47,528	(3)	6.56%
275 Boyce Drive
Chester, WV 26034
John P. Scotford, Sr.	72,832	(4)	8.45%
5991 Northeast 33rd Ave
Fort Lauderdale, FL 33308
J. Robert Berg	3,606	(5)	*
Edward L. Baumgardner	1,317		*
William E. Blair, Jr.	18,338	(6)	2.10%
Stephen W. Cooper	3,790	(9)	*
Timothy G. Dickey	1,856	(7)	*
Marvin H. Feldman	14,483	(8)	1.66%
John P. Scotford Jr.	30,166		3.47%
John C. Thompson	19,992		2.29%
Stephen A. Beadnell	2,784		*
Steven A. Mabbott	6,293		*
Robin W. Moadus	0		*
Joseph B. Shemasek	1,500		*
All Directors and executive officers as a group	224,485		26.01%

*	Indicates that the percentage of shares beneficially owned does not exceed 1% of the class.
(1)	For the purposes of this table, shares are considered “beneficially” owned if the person directly or indirectly has the sole or shared power to vote or direct the voting of the securities or the sole or shared power to dispose of or direct the disposition of the securities. A person is also considered to beneficially own shares that such person has the right to acquire within 60 days which includes shares covered by stock options that are exercisable or will become exercisable within 60 days. The amounts of such shares included above are as follows: William E. Blair, Jr. 2,200, Stephen W. Cooper 2,200, Marvin H. Feldman 2,200, Charles B. Lang 10,244, John P. Scotford, Sr. 2,200, John C. Thompson 2,200, Stephen A. Beadnell 2,750, Steven A. Mabbott 6,088 and Joseph B. Shemasek 1,500.
(2)	In computing the percentage of ownership for each nominee, director and executive officer, the shares covered by exercisable stock options (and options that will become exercisable within 60 days) held by such nominee, director, or executive officer are deemed outstanding. Therefore, the denominator used in calculating the percentage of class owned is unique to each individual nominee, director and executive officer.
(3)	Includes 125 shares owned solely by his spouse, 12,910 shares held by trust.
(4)	Includes 70,632 shares held in trust by himself and his spouse.
(5)	Includes 1,992 shares owned jointly with his spouse and 719 shares in corporate name and 498 shares owned solely by his spouse.
(6)	Includes 3,437 shares owned solely by his spouse.
(7)	Includes 1,856 shares owned jointly with his spouse.
(8)	Includes 5,160 shares owned jointly with his spouse, 113 shares owned solely by his spouse and 6,460 shares owned in corporate name.
(9)	Includes 1,026 shares owned by his mother.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the federal securities laws, the Company’s directors, officers and persons holding more than ten percent (10%) of the Company’s stock are required to report, within specified due dates, their initial ownership of Common Stock and all subsequent acquisitions, dispositions or other transfers of beneficial interests therein, if and to the extent reportable events occur which require reporting by such due dates. The Company is required to describe in this Proxy Statement whether, to its knowledge, any person required to file such a report may have failed to do so in a timely manner. Based on a review of applicable Forms 3 and 4 and amendments thereto, the Company is not aware of any untimely filing.

ITEM 12:	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Bank extends credit to certain directors, officers and employees of the Company and the Bank, as well as to members of their immediate families, in connection with mortgage loans, commercial loans, home equity lines of credit and both secured and unsecured installment loans.

The Bank’s policy provides that all loans made to directors, officers and employees are made in the ordinary course of the consumer credit business of the Bank and are made on terms that are no more favorable than those offered to the general public including interest rates and collateral prevailing at the time. As of December 31, 2006, total loans outstanding extended to directors and officers aggregated $1,451,473. The Bank believes that such loans do not involve more than the normal risk of collectibility or present other unfavorable features. The specific directors and their loan balances in excess of 120,000 are as follows: Director Blair has a balance as of December 31, 2006 of $254,677, Director Feldman $778,337, Director Cooper, $271,760, Director Lang 146,702, no other related party has a balance in excess of $120,000.

ITEM 13: EXHIBITS The following documents are filed as part of this Form 10-KSB:

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14: PRINCIPAL ACCOUNTANTING FEES AND SERVICES

The following is a summary of the aggregate fees billed for the two most recently completed years ended December 31, 2006 and 2005 by S. R. Snodgrass, A.C. the Company’s independent registered public accounting firm for the audit of our annual financial statements and review of the financial statements included in our Quarterly Reports on form 10-QSB and services that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for these fiscal periods.

Our audit committee pre-approves all fees for services to be performed by our principal accountant in accordance with our audit committee charter.

Audit Fees (1)	$62,525	$56,989
Audit-Related Fees (2)	2,000	0
Tax Fees (3)	10,750	9,850
All Other Fees (4)	2,400	0

(1)	Audit fees consist of fees for professional services rendered for the audit of the Company’s financial statements and review of financial statements included in the Company’s quarterly reports and services normally provided by the independent auditor in connection with statutory and regulatory filings or engagements.
(2)	Audit-related fees consist of FHLB collateral audit.
(3)	Tax services fees consisted primarily of compliance fees for the preparation of original tax returns.
(4)	Other services consist primarily of a purchase vs. lease business analysis.

All auditing services and all permissible non-auditing services provided to the Company by the Company’s independent auditors are pre-approved by the Audit Committee pursuant to established policies and procedures as outlined in the Company’s Audit Committee Charter. The Audit Committee has determined that the provision of the non-audit services listed under “All Other Fees” above were compatible with the independence of the auditors.

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

Date: April 26, 2007	By:	/s/ Charles B. Lang
Charles B. Lang
President

Date: April 26, 2007	By:	/s/ Stephen Beadnell
Stephen Beadnell
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Charles B. Lang	President (Principal Executive Officer)	April 26, 2007
Charles B. Lang

/s/ Keith R. Clutter	Secretary	April 26, 2007
Keith R. Clutter

/s/ Stephen Beadnell	Chief Financial Officer (Principal Financial/Accounting Officer)	April 26, 2007
Stephen Beadnell

/s/ Edward L. Baumgardner	Director	April 26, 2007
Edward L. Baumgardner

/s/ J. Robert Berg	Director	April 26, 2007
J. Robert Berg

/s/ William E. Blair	Director	April 26, 2007
William E. Blair

/s/ Stephen W. Cooper	Director	April 26, 2007
Stephen W. Cooper

/s/ Timothy G. Dickey	Director	April 26, 2007
Timothy G. Dickey

/s/ Marvin H. Feldman	Director	April 26, 2007
Marvin H. Feldman

/s/ John P. Scotford	Director	April 26, 2007
John P. Scotford

/s/ John C. Thompson	Director	April 26, 2007
John C. Thompson