Form 10QSB
period 2007-03-31
TRI STATE 1ST BANK INC
filed 2007-05-14
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

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

As of May 14, 2007 there were 860,934 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	March 31, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$4,443	$5,410
Interest-bearing deposits with other banks	90	92

Cash and cash equivalents	4,533	5,502

Investment securities available for sale	26,072	24,023
Investment securities held to maturity (fair value of $6,592 and $8,151)	6,665	8,235

Loans	55,425	52,050
Less allowance for loan losses	584	580

Net Loans	54,841	51,470

Premises and equipment	4,114	3,529
Bank-owned life insurance	2,448	2,426
Goodwill	887	887
Accrued interest and other assets	1,787	1,735

TOTAL ASSETS	$101,347	$97,807

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,857	$14,508
Interest-bearing demand	11,271	10,463
Money market	7,423	6,075
Savings	19,582	17,542
Time	27,446	25,475

Total deposits	78,579	74,063

Short-term borrowings	10,150	11,277
Other borrowings	3,093	3,093
Accrued interest and other liabilities	493	317

TOTAL LIABILITIES	92,315	88,750

STOCKHOLDERS' EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	1,965	1,978
Treasury stock, at cost (49,230 and 45,957 shares)	(892)	(837)
Accumulated other comprehensive loss	(236)	(279)

TOTAL STOCKHOLDERS' EQUITY	9,032	9,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$101,347	$97,807

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$1,001	$887
Interest-bearing deposits with other banks	1	—
Federal funds sold	9	23
Investment securities:
Taxable	330	331
Exempt from federal income tax	34	30

Total interest income	1,375	1,268

INTEREST EXPENSE
Deposits	486	327
Short-term borrowings	123	51

Total interest expense	609	378

NET INTEREST INCOME	766	890

Provision for loan losses	44	48

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	722	842

NONINTEREST INCOME
Service fees on deposit accounts	225	228
Earnings on bank-owned life insurance	22	21
Investment management fees	152	119
Other	145	95

Total noninterest income	544	463

NONINTEREST EXPENSE
Salaries and employee benefits	666	622
Occupancy	114	119
Furniture and equipment	79	92
Other	330	362

Total noninterest expense	1,189	1,195

INCOME BEFORE INCOME TAXES	78	110
Income taxes	3	14

NET INCOME	$75	$96

EARNINGS PER SHARE
Basic	$0.09	$0.11
Diluted	0.09	0.11

Dividends Per Share	$0.10	$0.10

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
Net Income	$75	$96

Other comprehensive income (loss):
Unrealized gain (loss) on available for sale securities	65	(49)

Income tax benefit (expense)	(22)	17

Other comprehensive income (loss)	43	(32)

Total comprehensive income	$118	$64

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive (loss) income	Total
	(In thousands)
Balance, December 31, 2006	$8,195	$1,978	$(837)	$(279)	$9,057

Comprehensive Income:
Net income		75			75
Net unrealized gain on securities, net of tax $ 22				43	43

Total comprehensive income					118
Purchase of treasury stock			(55)		(55)
Dividends declared at $0.10 per share		(88)			(88)

Balance, March 31, 2007	$8,195	$1,965	$(892)	$(236)	$9,032

See accompanying unaudited notes to the consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Three Months Ended March 31,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$75	$96
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	44	48
Depreciation, amortization, and accretion, net	107	104
Gain on sale of real estate owned	(25)	—
Earnings on bank-owned life insurance	(22)	(21)
(Increase) decrease in accrued interest receivable	5	(16)
Increase in accrued interest payable	23	48
Other, net	71	164

Net cash provided by operating activities	278	905

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	826	929
Purchases	(2,815)	—
Investment securities held to maturity:
Proceeds from maturities and repayments	1,567	270
Net increase in loans	(3,438)	(2,943)
Purchases of premises and equipment	(687)	(40)
Proceeds from sale of real estate owned	54	—

Net cash used for investing activities	(4,493)	(1,784)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	4,516	(3,696)
Increase (decrease) in short-term borrowings	(1,127)	3,763
Treasury shares purchased	(55)	(95)
Cash dividends paid	(88)	(87)

Net cash provided by (used for) financing activities	3,246	(115)

Decrease in cash and cash equivalents	(969)	(994)

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,502	7,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,533	$6,656

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

In September 2006, the FASB issued FAS No. 158, Employers’ Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial position.

In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, which provides all entities with an option to report selected financial assets and liabilities at fair value. The objective of the FAS No. 159 is to improve financial reporting by providing entities with the opportunity to mitigate volatility in earnings caused by measuring related assets and liabilities differently without having to apply the complex provisions of hedge accounting. FAS No. 159 is effective as of the beginning of an entity’s first fiscal year beginning after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007 provided the entity also elects to apply the provisions of FAS No. 157, Fair Value Measurements. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

In September 2006, the FASB reached consensus on the guidance provided by Emerging Issues Task Force Issue 06-4 (“EITF 06-4”), Accounting for Deferred Compensation and Postretirement Benefit Aspects of Endorsement Split-Dollar Life Insurance Arrangements. The guidance is applicable to endorsement split-dollar life insurance arrangements, whereby the employer owns and controls the insurance policy, that are associated with a postretirement benefit. EITF 06-4 requires that for a split-dollar life insurance arrangement within the scope of the Issue, an employer should recognize a liability for future benefits in accordance with FAS No. 106 (if, in substance, a postretirement benefit plan exists) or Accounting Principles Board Opinion No. 12 (if the arrangement is, in substance, an individual deferred compensation contract) based on the substantive agreement with the employee. EITF 06-4 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

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

In March 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-10 (“EITF 06-10”), Accounting for Collateral Assignment Split-Dollar Life Insurance Agreements. EITF 06-10 provides guidance for determining a liability for the postretirement benefit obligation as well as recognition and measurement of the associated asset on the basis of the terms of the collateral assignment agreement. EITF 06-10 is effective for fiscal years beginning after December 15, 2007. The Company is currently evaluating the impact the adoption of the EITF will have on the Company’s results of operations or financial condition.

Supplemental Disclosure of Cash Flow Information

	Three Months Ended March 31,
	2007	2006
	(In Thousands)
Cash paid during the period for:
Interest	$586	$331
Income taxes	—	35

NOTE 1	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended March 31, 2007 and March 31, 2006. There were no options issued during the three months ended March 31, 2007 and March 31, 2006.

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

	Three Months Ended March 31,
	2007	2006
Weighted-average common shares	915,764	915,764

Average treasury stock shares	(46,804)	(55,334)

Weighted-average common shares used to calculate basic earnings per share	868,960	860,430

Common stock equivalents (stock options) used to calculate diluted earnings per share	—	16

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	868,960	856,446

Options to purchase 49,787 shares of common stock at prices from $18.40 to $20.36 were outstanding during the three month periods of 2007 and options to purchase 49,771 shares of common stock at prices from $18.75 to $20.36 were outstanding during the three month periods of 2006 , but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $101,347,000 at March 31, 2007, an increase of $3,540,000 or 3.6% over total assets at December 31, 2006. Total deposits increased by $4,516,000 while short-term borrowings decreased by $1,127,000. For the quarter total loans increased $3,375,000 or 6.5% while investments increased $479,000 or 1.5%. Cash and due from banks also decreased by $967,000 or 17.9%.

Federal Funds Sold

At December 31, 2006, the Company had no federal funds sold compared to none at March 31, 2007. Federal funds sold on an average basis for the period were $684,000 compared to $2,028,000 for the same prior year period. The Company generally attempts to average between $1 million and $3 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $26,072,000 at March 31, 2007 compared to $24,023,000 at December 31, 2006, an increase of $2,049,000 for the quarter. Purchases totaled $2,815,000 for the quarter while calls, maturities and regular pay-downs totaled $826,000. The market value of the portfolio decreased during the period by $65,000 mainly as a result of an increase in interest rates during this same time.

Investment securities held to maturity at March 31, 2007 were $6,664,803, a decrease of $1,570,000 from December 31, 2006. The decrease for the period was a result of paydowns, maturities and amortization.

Loans

Loans receivable at March 31, 2007 were $54,841,000 up $3,371,000 or 6.5% from year-end. Overall loan demand has steadied with most of the increase due to consumer loan purchases of $2,560,000 and an increase in commercial loans which went from $15,800,000 at the end of the year to $17,861,000 on March 31, 2007. This was an increase of $2,061,000 or 13.0%.

The following table illustrates the loan composition at March 31, 2007 and December 31, 2006.

	March 31, 2007	December 31, 2006
	(In thousands)
Commercial	$17,861	$15,800
Real estate mortgages:
Construction	281	487
Residential	20,428	21,301
Commercial	3,816	3,914
Consumer	13,039	10,548

	55,425	52,050
Less allowance for loan losses	584	580

Net loans	$54,841	$51,470

Allowance for Loan Losses

The Company’s allowance for loan losses was $584,000 at March 31, 2007 compared to $580,000 at December 31, 2006. This represents a $4,000 increase from December 31, 2006. During the 2007 period, the loan loss provision charged to operations totaled $44,000 while net charge-offs totaled $40,000. This compares to a $48,000 loan loss provision and net charge-offs of $16,000 in the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

	Three months Ended March 31,
	2007	2006
	(In thousands)
Balance, beginning of period	$580	$532
Charge-offs:
Real estate loans	22	2
Installment loans	42	27
Commercial loans	—	7

Total charge-offs	64	36

Recoveries:
Real estate loans	—	—
Installment loans	24	20
Commercial loans	—	—

Total recoveries	24	20

Net charge-offs	40	16

Provision charged to operations	44	48

Balance, end of period	$584	$564

The Company believes that the allowance for loan losses at March 31, 2007 of $584,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at March 31, 2007.

Non-Performing Assets

Total non-performing assets at March 31, 2007 were $2,573,000 compared to $2,677,000 at December 31, 2006, amounting to a $104,000 decrease for the period.

Impaired loans at March 31, 2007 totaled $2,389,000 up from December 31, 2006. For both periods presented, included in the balances are two related loans totaling $640,000. The loans are collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. One loan has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time both loans are being closely monitored. Another large credit of 888,000 is also included in the impaired loan amount, the loan is 75% guaranteed by the SBA and is secured by a commercial property.

Total non-accrual loans at March 31, 2007 were $15,000 compared to $392,000 at December 31, 2006. Total loans past due 90 days or more and still accruing increased from $115,000 at December 31, 2006 to $154,000 at March 31, 2007. Most of this increase occurred in loans with a first-lien position on residential properties.

Non-Performing Assets (Continued)

The following presents the non-performing assets at March 31, 2007, and December 31, 2006.

	March 31, 2007	December 31, 2006
	(In thousands)
Non-accrual loans (exclusive of impaired loans)	$15	$392
Loans past due 90 days or more and still accruing	154	115
Impaired loans	2,389	2,140

Total non-performing loans	2,558	2,648
Other real estate owned	15	29

Total non-performing assets	$2,573	$2,677

Non-performing loans as a percentage of total loans	4.64%	5.14%
Non-performing assets as a percentage of total assets	2.54%	2.74%
Allowance for loan losses as a percentage of non-performing assets	22.7%	21.7%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits increased for the quarter by $4,516,000 or 6.1% from year-end 2006. Most of the increase occurred in money market accounts which increased by $1,348,000 or 22.2% and savings increased by $2,040,000 or 11.6%, respectively. A large portion of the savings increase is attributable to the Banks’ Treasury Index savings account that moves in conjunction with the t-bill. Time deposits increased 7.7% or $1,971,000 and demand deposits accounts decreased by $1,651,000 or 11.4%.

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

At March 31, 2007, short-term borrowings consisted of securities sold under repurchase agreements (“Repo’s”) and federal funds purchased. The Repo’s are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. For the quarter, these borrowings decreased by $1,127,000 mainly as a result of a decrease in the balances of existing accounts as no new accounts were opened for the period.

Other borrowings consist of a trust preferred issuance that the Company made in September of 2006 in the amount of $3,093,000. The rate is currently 7.06% and the rate floats with LIBOR.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED MARCH 31, 2007 AND 2006

Summary of Earnings

Net income for the first quarter of 2007 was $75,000, a decrease of $21,000 or 21.9% over the same prior year period. Diluted earnings per share for the period was $0.09 compared to $0.11 in the prior year period, representing an decrease of $0.02 or 18.2%. During the quarter, total interest income increased as well as in noninterest income along with a decrease in noninterest expense which was offset by an increase in interest expense.

Interest Income

Interest income on loans increased by $114,000 or 12.9% for the three months ended March 31, 2007 compared to the same prior year period. Average loans for the period increased by $8,850,000 or 19.91% with the yield earned on these loans decreasing by 45 basis points for the quarter.

Interest income on federal funds sold decreased by $14,000 or 60.9% during the first quarter of 2007 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $1,344,000 or 66.3% while the yield earned increased by 69 basis points.

Interest income earned on investment securities increased by $3,000 or 0.8% during the first quarter of 2007 when compared to the same prior year period. This increase was a result of a $2,392,000 or 6.5% decrease in the average balance outstanding offset by a 21 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $159,000 or 48.6% during the three months ended March 31, 2007 when compared to the same prior year period. This increase was a result of an 83 basis point increase on the rate paid on these funds and a $2,739,000 or 4.71% increase in the average balance outstanding.

Interest expense on borrowings increased $72,000 or 141.2% during the first quarter of 2007. This increase was due to an increase in the average balance outstanding, which increased by $3,664,000 or 33.75% as well as an increase of 283 basis points in the cost of these funds. The majority of this increase was due to the Trust Preferred Issuance.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first quarter of 2007 totaled $766,000, a decrease of $124,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the increase in interest income. A primary cause of this is the yield curve which has increased short-term deposits rates and left longer term loan rates at similar rates to last year.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first quarter of 2007 was $44,000. This compares to $48,000 charged in the 2006 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $81,000 or 17.5% in the first quarter of 2007 compared to the same prior year period. Service fees on deposit accounts decreased by $3,000 or 1.3% and was a result of decreased NSF fees on customers deposit accounts. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the quarter showing an increase of $33,000 or 27.7%. The remaining increase is primarily attributable to the sale of an REO property for $54,000 accounting for the increase of 59.8% in other noninterest income.

Noninterest Expense

Total salary and employee benefits increased $44,000 or 7.1% in the first quarter of 2007. Salaries and wages increased as a result of the additional staffing at MDH related to expansion of the business as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which continue to rise.

Total occupancy and noninterest expenses have decreased during the quarter. Occupancy expense was down $5,000 or 4.2% compared to 2006, Furniture and Equipment shows a decrease of 14.1% or $13,000 as well. This is primarily a result of managements plan to control expenses. Beginning in mid 2006 management began an aggressive plan of expense control. This is also reflected in other operating expense which decreased $32,000 or 8.8%.

Income Tax Expense

The provision for income tax decreased in the 2006 period by $11,000 or 78.6% as a result of a decrease in taxable income and a slight increase in tax exempt income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of March 31, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of March 31, 2007 and December 31, 2006, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the Holding Company’s capital and minimum requirements:

	March 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$11,951	19.93%	$11,979	21.10%
For Capital Adequacy Purposes	4,798	8.00	4,541	8.00
To Be Well Capitalized	5,998	10.00	5,676	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$11,353	18.93%	$11,384	20.06%
For Capital Adequacy Purposes	2,399	4.00	2,270	4.00
To Be Well Capitalized	3,599	6.00	3,405	6.00

Tier 1 Capital (to Average Assets)
Actual	$11,353	11.31%	$11,384	11.98%
For Capital Adequacy Purposes	4,015	4.00	3,803	4.00
To Be Well Capitalized	5,018	5.00	4,753	5.00

The capital of the Bank is set forth in the following table as of March 31, 2007

	March 31, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
		(In Thousands)
Total Capital (to Risk-weighted Assets)
Actual	$9,208	17.25%	$9,145	16.12%
For Capital Adequacy Purposes	4,705	8.00	4,539	8.00
To Be Well Capitalized	5,882	10.00	5,674	10.00

Tier 1 Capital (To Risk-weighted Assets)
Actual	$8,610	14.64%	$8,551	15.07%
For Capital Adequacy Purposes	2,353	4.00	2,269	4.00
To Be Well Capitalized	3,529	6.00	3,404	6.00

Tier 1 Capital (to Average Assets)
Actual	$8,610	8.73%	$8,551	8.90%
For Capital Adequacy Purposes	3,944	4.00	3,843	4.00
To Be Well Capitalized	4,930	5.00	4,803	5.00

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

The following tables provide financial information for these segments of the Corporation.

For the 3 months ended March 31, 2007 or at March 31, 2007

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,375	$—	$141	$(141)	$1,375
Interest Expense	602	—	59	(52)	609
Provision for loan Losses	44	—	—	—	44
Other operating income	363	152	31	(2)	544
Other operating expense	1,025	125	41	(2)	1,189
Occupancy expense	109	5	2	(2)	114
Income Taxes	1	8	(6)		3
Net Income	67	19	8	(19)	75
Total Assets	100,158	1,205	2,761	(2,777)	101,347

For the 3 months ended March 31, 2006 or at March 31, 2006
	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,268	$—	$—	$—	$1,268
Interest Expense	378	—	—	—	378
Provision for loan Losses	48	—	—	—	48
Other operating income	317	119	29	(2)	463
Other operating expense	1,078	79	41	(3)	1,195
Occupancy expense	116	4	3	—	119
Income Taxes	4	14	(4)		14
Net Income	78	26	98	(106)	96
Total Assets	92,720	1,096	9,179	(9,262)	93,733

Item 3.	Controls and Procedures

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

All pending legal proceedings are considered ordinary routine litigation incidental to Banking, to which the Company or the Bank, may be a party to or of which any of the Company’s properties are subject

Item 2.	Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
January, 2007	—	—	—	—
February, 2007	—	—	—	—
March, 2007	3,273	16.80	—

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders

None

Item 5.	Other information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

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

Tri-State 1st Banc, Inc.
(Registrant)

Date:	By:	/s/ Charles B. Lang
May 14, 2007		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Stephen Beadnell
May 14, 2007		Stephen Beadnell
Chief Financial Officer