Form 10QSB
period 2007-06-30
TRI STATE 1ST BANK INC
filed 2007-08-13
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

(330) 385-9200

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

As of August 10, 2007 there were 855,585 shares outstanding of the issuer's class of common stock. Transitional small business disclosure format:     Yes  ☐     No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	June 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$4,423	$5,410
Interest-bearing deposits with other banks	82	92

Cash and cash equivalents	4,505	5,502
Investment securities available for sale	25,637	24,023
Investment securities held to maturity (fair value of $6,479 and $ 8,151)	6,565	8,235
Loans	59,483	52,050
Less allowance for loan losses	590	580

Net Loans	58,893	51,470
Premises and equipment	4,045	3,529
Bank-owned life insurance	2,471	2,426
Goodwill	887	887
Accrued interest and other assets	1,904	1,735

TOTAL ASSETS	$104,907	$97,807

LIABILITIES
Deposits:
Noninterest-bearing demand	$12,690	$14,508
Interest-bearing demand	9,976	10,463
Money market	6,934	6,075
Savings	20,300	17,542
Time	29,637	25,475

Total deposits	79,537	74,063
Short-term borrowings	13,167	11,277
Other borrowings	3,093	3,093
Accrued interest and other liabilities	410	317

TOTAL LIABILITIES	96,207	88,750

STOCKHOLDERS' EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	2,018	1,978
Treasury stock, at cost (60,179 and 45,957 shares)	(1,070)	(837)
Accumulated other comprehensive loss	(443)	(279)

TOTAL STOCKHOLDERS' EQUITY	8,700	9,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,907	$97,807

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended June 30,
	2007	2006
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$1,072	$952
Interest-bearing deposits with other banks	1	—
Federal funds sold	4	10
Investment securities:
Taxable	323	331
Exempt from federal income tax	41	28

Total interest income	1,441	1,321

INTEREST EXPENSE
Deposits	541	365
Short-term borrowings	39	71
Other borrowings	56	—

Total interest expense	636	436

NET INTEREST INCOME	805	885
Provision for loan losses	49	43

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	756	842

NONINTEREST INCOME
Service fees on deposit accounts	270	258
Earnings on bank-owned life insurance	23	21
Investment management fees	158	131
Other	125	129

Total noninterest income	576	539

NONINTEREST EXPENSE
Salaries and employee benefits	637	608
Occupancy	103	119
Furniture and equipment	84	91
Other	327	416

Total noninterest expense	1,151	1,234

INCOME BEFORE INCOME TAXES	181	147
Income taxes	42	33

NET INCOME	$139	$114

EARNINGS PER SHARE
Basic	$0.16	$0.13
Diluted	0.16	0.13

Dividends Per Share	$0.10	$0.10

See accompanying notes to the unaudited consolidated financial statements

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Six months Ended June 30,
	2007	2006
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$2,073	$1,836
Interest-bearing deposits with other banks	1	1
Federal funds sold	13	33
Investment securities:
Taxable	653	662
Exempt from federal income tax	72	58

Total interest income	2,812	2,590

INTEREST EXPENSE
Deposits	1,027	691
Short-term borrowings	103	122
Other borrowings	115	—

Total interest expense	1,245	813

NET INTEREST INCOME	1,567	1,777
Provision for loan losses	93	91

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	1,474	1,686

NONINTEREST INCOME
Service fees on deposit accounts	499	485
Earnings on bank-owned life insurance	45	41
Investment management fees	310	249
Other	269	222

Total noninterest income	1,123	997

NONINTEREST EXPENSE
Salaries and employee benefits	1,304	1,227
Occupancy	216	238
Furniture and equipment	162	184
Other	656	777

Total noninterest expense	2,338	2,426

INCOME BEFORE INCOME TAXES	259	257
Income taxes	45	47

NET INCOME	$214	$210

EARNINGS PER SHARE
Basic	$0.25	$0.24
Diluted	0.25	0.24

Dividends Per Share	$0.20	$0.20

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$139	$114	$214	$210

Other comprehensive loss:
Unrealized losses on available for sale securities	(201)	(253)	(248)	(302)

Income tax benefit	69	86	84	103

Other comprehensive loss	(132)	(167)	(164)	(199)

Total comprehensive income (loss)	$7	$(53)	$50	$11

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Loss	Total
	(In thousands)
Balance, December 31, 2006	$8,195	$1,978	$(837)	$(279)	$9,057

Comprehensive Income:
Net income		214			214
Net unrealized loss on securities, net of tax benefit $ (84)				(164)	(164)

Total comprehensive income					50
Purchase of treasury stock			(233)		(233)
Dividends declared at $0.20 per share		(174)			(174)

Balance, June 30, 2007	$8,195	$2,018	$(1,070)	$(443)	$8,700

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Six Months Ended June 30,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$214	$210
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	93	91
Depreciation, amortization, and accretion, net	120	206
Gain on sale of real estate owned	(24)	(41)
Earnings on bank-owned life insurance	(45)	7
Increase in accrued interest receivable	(59)	(65)
Increase in accrued interest payable	26	22
Other, net	602	22

Net cash provided by operating activities	927	452

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	1,539	1,304
Purchases	(3,416)	—
Investment securities held to maturity:
Proceeds from maturities and repayments	1,667	393
Net increase in loans	(2,200)	(3,629)
Purchases of Loans	(5,937)	(4,527)
Proceeds for the sale of credit card portfolio	—	482
Purchases of premises and equipment	(603)	(80)
Proceeds from sale of real estate owned	69	69

Net cash used for investing activities	(8,881)	(5,988)

FINANCING ACTIVITIES
Net increase (decrease) in deposits	5,474	(1,208)
Increase in short-term borrowings	1,890	4,339
Treasury shares purchased	(233)	(122)
Cash dividends paid	(174)	(173)

Net cash provided by financing activities	6,957	2,836

Decrease in cash and cash equivalents	(997)	(2,700)
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,502	7,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$4,505	$4,950

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation

The consolidated financial statements of Tri-State 1st Banc, Inc., (the "Company"), includes its wholly-owned subsidiaries, 1st National Community Bank, (the "Bank"), Gateminder Corporation, ("Gateminder") and MDH Investment Management, Inc. (“MDH”). All significant intercompany balances and transactions have been eliminated.

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

Gateminder Corporation was incorporated under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. Headquartered in East Liverpool, Ohio, Gateminder was established by the Company to provide non-bank activities for Automated Teller Machines ("ATM"). The non-bank subsidiary sells ATM machines to businesses,merchants and financial institutions that operate ATMs at their place of business and provides the means for processing the ATM transactions that are generated at the merchants’ or financial institutions’ ATM Machine.

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

In September 2006, the FASB issued FAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post Retirement Plans, an amendment of FASB Statements No. 87, 88, 106 and 132(R). FAS No. 158 requires that a company recognize the overfunded or underfunded status of its defined benefit post retirement plans (other than multiemployer plans) as an asset or liability in its statement of financial position and that it recognize changes in the funded status in the year in which the changes occur through other comprehensive income. FAS No. 158 also requires the measurement of defined benefit plan assets and obligations as of the fiscal year end, in addition to footnote disclosures. FAS No. 158 is effective for fiscal years ending after December 15, 2006. The adoption of this standard is not expected to have a material effect on the Company’s financial position.

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

In September 2006, the SEC issued Staff Accounting Bulletin No. 108 (“SAB 108”), Considering the Effects of Prior Year Misstatements When Quantifying Misstatements in Current Year Financial Statements, providing guidance on quantifying financial statement misstatement and implementation when first applying this guidance. Under SAB No. 108, companies should evaluate a misstatement based on its impact on the current year income statement, as well as the cumulative effect of correcting such misstatements that existed in prior years existing in the current year's ending balance sheet. SAB 108 is effective for fiscal years ending after November 15, 2006. The Company is currently evaluating the impact the adoption of the standard will have on the Company’s results of operations.

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

In June 2007, the FASB ratified Emerging Issues Task Force Issue No. 06-11 (“EITF 06-11”), Accounting for Income Tax Benefits of Dividends on Share-Based Payment Awards. EITF 06-11 applies to share-based payment arrangements with dividend protection features that entitle employees to receive (a) dividends on equity-classified nonvested shares, (b) dividend equivalents on equity-classified nonvested share units, or (c) payments equal to the dividends paid on the underlying shares while an equity-classified share option is outstanding, when those dividends or dividend equivalents are charged to retained earnings under FAS No. 123R, Share-Based Payment, and result in an income tax deduction for the employer. A consensus was reached that a realized income tax benefit from dividends or dividend equivalents that are charged to retained earnings and are paid to employees for equity-classified nonvested equity shares, nonvested equity share units, and outstanding equity share options should be recognized as an increase in additional paid-in capital. EITF 06-11 is effective for fiscal years beginning after December 15, 2007, and interim periods within those fiscal years. The adoption of this standard is not expected to have a material effect on the Company’s results of operations or financial position.

Supplemental Disclosure of Cash Flow Information

	Six months Ended June 30,
	2007	2006
	(In Thousands)
Cash paid during the period for:
Interest	$1,233	$791
Income taxes	—	115

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

Stock Options

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended June 30, 2007 and June 30, 2006. There were no options issued during the three months ended June 30, 2007 and June 30, 2006.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2007	2006	2007	2006
Weighted-average common shares	915,764	915,764	915,764	915,764
Average treasury stock shares	(56,891)	(57,875)	(51,875)	(56,611)

Weighted-average common shares used to calculate basic earnings per share	858,873	857,889	863,889	859,153
Common stock equivalents (stock options) used to calculate diluted earnings per share	—	129	—	68

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	858,873	858,018	863,889	859,221

Options to purchase 49,787 shares of common stock at prices from $18.40 to $20.36 were outstanding during the three month periods of 2007 and options to purchase 49,771 shares of common stock at prices from $18.75 to $20.36 were outstanding during the three month periods of 2006 ,but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $104,907,000 at June 30, 2007, an increase of $7,100,000 or 7.3% over total assets at December 31, 2006. Total deposits increased by $5,474,000 while short-term borrowings increased by $1,890,000. For the year to date total loans increased $7,433,000 or 14.3% while investments decreased $56,000 or 0.2%. Cash and due from banks also decreased by $997,000 or 18.1%.

Federal Funds Sold

At June 30, 2007 and December 31, 2006, the Company had no federal funds sold. Federal funds sold on an average basis for the period were $ 486,000 compared to $1,410,000 for the same prior year period. The Company generally attempts to average between $1 million and $3 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $25,637,000 at June 30, 2007 compared to $24,023,000 at December 31, 2006, an increase of $1,614,000 for the period. Purchases totaled $3,416,000 for the period while calls, maturities and regular pay-downs totaled $1,539,000. The market value of the portfolio decreased during the period by $248,000 mainly as a result of an increase in interest rates during this same time. Investment securities held to maturity at June 30, 2007 were $6,565,000, a decrease of $1,670,000 from December 31, 2006. The decrease for the period was a result of paydowns, maturities and amortization.

Loans

Loans receivable at June 30, 2007 were $59,483,000 up $7,433,000 or 14.3% from year-end. Overall loan demand has steadied with most of the increase due to consumer loan purchases of $5,937,000 and an increase in commercial loans which went from $15,800,000 at the end of the year to $19,027,000 on June 30, 2007. This was an increase of $3,227,000 or 20.4% due to the success of our officer calling program in establishing relationships with local businesses.

The following table illustrates the loan composition at June 30, 2007 and December 31, 2006.

	June 30, 2007	December 31, 2006
	(In thousands)
Commercial	$19,027	$15,800
Real estate mortgages:
Construction	397	487
Residential	20,470	21,301
Commercial	3,606	3,914
Consumer	15,983	10,548

	59,483	52,050
Less allowance for loan losses	590	580

Net loans	$58,893	$51,470

Allowance for Loan Losses

The Company's allowance for loan losses was $590,000 at June 30, 2007 compared to $580,000 at December 31, 2006. This represents a $10,000 increase from December 31, 2006. During the 2007 period, the loan loss provision charged to operations totaled $93,000 while net charge-offs totaled $83,000. This compares to a $91,000 loan loss provision and net charge-offs of $35,000 in the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

	Six Months Ended June 30,
	2007	2006
	(In thousands)
Balance, beginning of period	$580	$532
Charge-offs:
Real estate loans	45	7
Installment loans	86	64
Commercial loans	—	2

Total charge-offs	131	73

Recoveries:
Real estate loans	—	—
Installment loans	48	38
Commercial loans	—	—

Total recoveries	48	38

Net charge-offs	83	35

Provision charged to operations	93	91

Balance, end of period	$590	$588

The Company believes that the allowance for loan losses at June 30, 2007 of $590,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at June 30, 2007.

Non-Performing Assets

Total non-performing assets at June 30, 2007 were $2,620,000 compared to $2,677,000 at December 31, 2006, amounting to a $57,000 decrease for the period.

Impaired loans at June 30, 2007 totaled $2,330,000 up from December 31, 2006 by $190,000 or 8.9%. For both periods presented, included in the balances is large loan totaling $630,000. The loan is collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. The loan has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time both loans are being closely monitored. Another large credit of 873,000 is also included in the impaired loan amount, the loan is 75% guaranteed by the SBA and is secured by a commercial property.

Total non-accrual loans at June 30, 2007 were $102,000 compared to $392,000 at December 31, 2006. Total loans past due 90 days or more and still accruing increased from $115,000 at December 31, 2006 to $188,000 at June 30, 2007. Most of this increase occurred in loans with a first-lien position on residential properties.

Non-Performing Assets (Continued)

The following presents the non-performing assets at June 30, 2007, and December 31, 2006.

	June 30, 2007	December 31, 2006
	(In thousands)
Non-accrual loans (exclusive of impaired loans)	$102	$392
Loans past due 90 days or more and still accruing	188	115
Impaired loans	2,330	2,140

Total non-performing loans	2,620	2,648
Other real estate owned	—	29

Total non-performing assets	$2,620	$2,677

Non-performing loans as a percentage of total loans	4.40%	5.14%
Non-performing assets as a percentage of total assets	2.50%	2.74%
Allowance for loan losses as a percentage of non-performing assets	22.5%	21.7%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits increased for the period by $5,474,000 or 7.4% from year-end 2006. Most of the increase occurred in time deposit accounts which increased by $4,162,000 or 16.3% and savings increased by $2,758,000 or 15.7%, respectively. A large portion of the savings increase is attributable to the Banks’ Treasury Index savings account that moves in conjunction with the t-bill. The time deposits increase was helped by a promotion in June to celebrate the bank’s 20th anniversary. Money Market accounts also increased 14.1% or $859,000 and demand deposits accounts decreased by $2,305,000 or 9.2%.

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

At June 30, 2007, short-term borrowings consisted of securities sold under repurchase agreements (“Repo’s”) and federal funds purchased. The Repo’s are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. For the quarter, these borrowings increased by $1,890,000 mainly as a result of short term borrowings from the Federal Home Loan Bank.

Other borrowings consist of a trust preferred issuance that the Company made in September of 2006 in the amount of $3,093,000. The rate is currently 7.06% and the rate floats with LIBOR.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE SIX MONTHS ENDED JUNE 30, 2007 AND 2006

Summary of Earnings

Net income for the first six months of 2007 was $214,000, a increase of $4,000 or 1.9% over the same prior year period. Diluted earnings per share for the period was $0.25 compared to $0.24 in the prior year period, representing an increase of $0.01 or 4.2%. During the first six months, total interest income increased as well as in noninterest income along with a decrease in noninterest expense which was offset by an increase in interest expense.

Interest Income

Interest income on loans increased by $237,000 or 12.9% for the six months ended June 30, 2007 compared to the same prior year period. Average loans for the period increased by $8,393,000 or 18.0% with the yield earned on these loans decreasing by 37 basis points for the first six months of 2007.

Interest income on federal funds sold decreased by $20,000 or 60.6% during the first quarter of 2007 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $924,000 or 65.5% while the yield earned increased by 66 basis points.

Interest income earned on investment securities increased by $5,000 or 0.7% during the first six months of 2007 when compared to the same prior year period. This increase was a result of a $1,691,000 or 4.7% decrease in the average balance outstanding offset by a 20 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $336,000 or 48.6% during the six months ended June 30, 2007 when compared to the same prior year period. This increase was a result of an 72 basis point increase on the rate paid on these funds and a $5,697,000 or 9.74% increase in the average balance outstanding.

Interest expense on borrowings increased $96,000 or 78.7% during the first six months of 2007. This increase was due to an increase in the average balance outstanding, which increased by $2,208,000 or 18.83% as well as an increase of 162 basis points in the cost of these funds. The majority of this increase was due to the Trust Preferred Issuance.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first six months of 2007 totaled $1,567,000, a decrease of $210,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the the increase in interest income. A primary cause of this is the yield curve which has increased short-term deposits rates and left longer term loan rates at similar rates to last year.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first six months of 2007 was $93,000. This compares to $91,000 charged in the 2006 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $126,000 or 12.6% in the first six months of 2007 compared to the same prior year period. Service fees on deposit accounts increased by $14,000 or 2.9% and was a result of increases in the NSF fees on customers deposit accounts. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the six months showing an increase of $61,000 or 24.5%. The remaining increase is primarily attributable to the sale of an REO property accounting for most of the increase of 21.2% in other noninterest income.

Noninterest Expense

Total salary and employee benefits increased $77,000 or 6.3% in the first six months of 2007. Salaries and wages increased as a result of the additional staffing at MDH related to expansion of the business as well as increases associated with normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which continue to rise.

Total noninterest expenses have decreased during the first six months of 2007. Occupancy expense was down $22,000 or 9.2% compared to the same period in 2006, Furniture and Equipment shows a decrease of 12.0% or $22,000 as well. This is primarily a result of managements plan to control expenses. Beginning in mid 2006 management began an aggressive plan of expense control. This is also reflected in other operating expense which decreased $121,000 or 15.6% this decrease is mainly composed of reductions in REO expense equipment rental, repairs and service as well as a general commitment to reducing all expenditures.

Income Tax Expense

The provision for income tax decreased in the 2006 period by $2,000 or 4.3% as a result of a slightly less taxable income due to a slight increase in tax exempt income.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED JUNE 30, 2007 AND 2006

Summary of Earnings

Net income for the second quarter of 2007 was $139,000, a increase of $25,000 or 21.9% over the same prior year period. Diluted earnings per share for the period was $0.16 compared to $0.13 in the prior year period, representing an increase of $0.03 or 23.1%. During the quarter, total interest income increased as well as in noninterest income along with a decrease in noninterest expense which was offset by an increase in interest expense.

Interest Income

Interest income on loans increased by $120,000 or 12.6% for the three months ended June 30, 2007 compared to the same prior year period. Average loans for the period increased by $7,934,000 or 16.2% with the yield earned on these loans decreasing by 30 basis points for the quarter.

Interest income on federal funds sold decreased by $6,000 or 60.0% during the second quarter of 2007 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $476,000 or 60.0% while the yield earned increased by 2 basis points.

Interest income earned on investment securities increased by $5,000 or 1.4% during the second quarter of 2007 when compared to the same prior year period. This increase was a result of a $1,075,000 or 3.1% decrease in the average balance outstanding offset by a 20 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $176,000 or 48.2% during the three months ended June 30, 2007 when compared to the same prior year period. This increase was a result of an 64 basis point increase on the rate paid on these funds and a $7,753,000 or 13.15% increase in the average balance outstanding.

Interest expense on borrowings increased $24,000 or 33.8% during the second quarter of 2007. This increase was due to an increase in the average balance outstanding, which increased by $753,000 or 5.97% as well as an increase of 129 basis points in the cost of these funds. The majority of this increase was due to the Trust Preferred Issuance replacing lower cost borrowings.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the second quarter of 2007 totaled $805,000, a decrease of $80,000 or 9.04%, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the increase in interest income. A primary cause of this is the yield curve which has increased short-term deposits rates and left longer term loan rates at similar rates to last year.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the second quarter of 2007 was $49,000. This compares to $43,000 charged in the 2006 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $37,000 or 6.9% in the second quarter of 2007 compared to the same prior year period. Service fees on deposit accounts increased by $12,000 or 4.7% and was a result of a fee increase on customers deposit accounts compared to the prior period. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the quarter showing an increase of $27,000 or 20.6%. The remaining increase is primarily attributable to the sale of an REO property accounting for the decrease of $4,000 or 3.1% in other noninterest income.

Noninterest Expense

Total salary and employee benefits increased $29,000 or 4.8% in the second quarter of 2007. Salaries and wages increased as a result of the additional staffing at MDH related to expansion of the business as well as increases associated with normal merit increases for existing employees and ,increases in employee related benefits, particularly health insurance costs which continue to rise.

Total occupancy and noninterest expenses have decreased during the quarter. Occupancy expense was down $16,000 or 13.4% compared to 2006, Furniture and Equipment shows a decrease of 7.7% or $7,000 as well. This is primarily a result of managements plan to control expenses. Beginning in mid 2006 management began an aggressive plan of expense control. Other noninterest expenses decreased $89,000 or 21.4% for the quarter this decrease is mainly composed of reductions in REO expense equipment rental, repairs and service as well as a commitment to reducing all expenditures.

Income Tax Expense

The provision for income tax increased in the 2007 period by $9,000 or 27.3% as a result of a increase in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of June 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of June 30, 2007 and December 31, 2006, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the Holding Company’s capital and minimum requirements:

	June 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital
(to Risk-weighted Assets)
Actual	$11,815	18.13%	$11,979	21.10%
For Capital Adequacy Purposes	5,213	8.00	4,541	8.00
To Be Well Capitalized	6,516	10.00	5,676	10.00

Tier 1 Capital
(To Risk-weighted Assets)
Actual	$11,226	17.23%	$11,384	20.06%
For Capital Adequacy Purposes	2,606	4.00	2,270	4.00
To Be Well Capitalized	3,910	6.00	3,405	6.00

Tier 1 Capital
(to Average Assets)
Actual	$11,226	10.99%	$11,384	11.98%
For Capital Adequacy Purposes	4,086	4.00	3,803	4.00
To Be Well Capitalized	5,107	5.00	4,753	5.00

The capital of the Bank is set forth in the following table as of June 30, 2007

	June 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital
(to Risk-weighted Assets)
Actual	$9,140	14.29%	$9,145	16.12%
For Capital Adequacy Purposes	5,116	8.00	4,539	8.00
To Be Well Capitalized	6,395	10.00	5,674	10.00

Tier 1 Capital
(To Risk-weighted Assets)
Actual	$8,551	13.37%	$8,551	15.07%
For Capital Adequacy Purposes	2,558	4.00	2,269	4.00
To Be Well Capitalized	3,837	6.00	3,404	6.00

Tier 1 Capital
(to Average Assets)
Actual	$8,551	8.55%	$8,551	8.90%
For Capital Adequacy Purposes	4,002	4.00	3,843	4.00
To Be Well Capitalized	5,002	5.00	4,803	5.00

20.	SEGMENT REPORTING

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

The following tables provide financial information for these segments of the Corporation.

For the 6 months ended June 30, 2007 or at June 30, 2007

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$2,815	$—	$103	$(103)	$2,815
Interest Expense	1,231	—	116	(102)	1,245
Provision for loan
Losses	93	—	—	—	93
Other operating income	757	310	59	(3)	1,123
Other operating expense	1,796	241	85		2,122
Occupancy expense	207	9	3	(3)	216
Income Taxes	54	22	(31)		45
Net Income	188	38	219	(231)	214
Total Assets	103,725	1,087	11,807	(11,712)	104,907
For the 3 months ended June 30, 2007 or at June 30, 2007
	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,441	$—	$50	$(50)	$1,441
Interest Expense	629	—	57	(50)	636
Provision for loan
Losses	49	—	—	—	49
Other operating income	392	158	28	(2)	576
Other operating expense	886	121	41	—	1,048
Occupancy expense	98	4	3	(2)	103
Income Taxes	53	14	(25)		42
Net Income	121	19	139	(140)	139
Total Assets	103,725	1,087	11,807	(11,712)	104,907
For the 6 months ended June 30, 2006 or at June 30, 2006
	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$2,590	$—	$1	$(1)	$2,590
Interest Expense	813	—	1	(1)	813
Provision for loan
Losses	91	—	—	—	91
Other operating income	670	249	87	(9)	997
Other operating expense	1,925	145	124	(6)	2,188
Occupancy expense	230	8	3	(3)	238
Income Taxes	27	33	(13)		47
Net Income	174	63	208	(235)	210
Total Assets	95,611	1,146	9,012	(9,169)	96,600
For the 3 months ended June 30, 2006 or at June 30, 2006
	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,321	$—	$—	$—	$1,321
Interest Expense	436	—	—	—	436
Provision for loan
Losses	43	—	—	—	43
Other operating income	352	131	58	(4)	539
Other operating expense	964	71	83	(2)	1,115
Occupancy expense	114	4	1	(1)	119
Income Taxes	23	19	(9)		33
Net Income	95	37	110	(128)	114
Assets	95,611	1,146	9,012	(9,169)	96,600

Item 3.	Controls and Procedures

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

Item 2.	Changes in Securities, use of proceeds and Small Business Issuer Purchases of Equity Securities

(a-d) None

(e) Small Business Issuer Purchases of Equity Securities

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as part of publicly Announced Plans	Maximum Number of Shares that may yet be Purchased Under Plan
April, 2007	7,312	16.58	—	—
May, 2007	1,000	16.15	—	—
June, 2007	2,637	15.59	—	—

Item 3.	Defaults upon senior securities

None

Item 4.	Submission of matters to a vote of security holders

The Company’s annual meeting of shareholders was held on April 18 2007

(a)	The number of Class I Directors to be elected was established at three (3) with the following directors each elected for a term of three (3) years to serve until the year 2010:

Edward L. Baumgardner

Timothy G. Dickey

John P. Scotford Sr.

(b)	To ratify the appointment of S.R. Snodgrass, A.C. as independent certified public accountants to audit the consolidated financial statements of the Company for the fiscal year 2007

The results of the votes from the annual meeting were as follows:

	For	Withheld	Abstain
Edward L. Baumgardner	622,224	5,649	—
Timothy G. Dickey	622,976	4,897	—
John P. Scotford Sr.	619,962	7,911	—
S.R. Snodgrass, AC.	624,971	800	2,102

Item 5.	Other information

None

Item 6.	Exhibits and Reports on Form 8-K

(a)	Exhibits

(31.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(31.1)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

(32.0)	Certification pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(99.0)	Independent Accountant's Report

(b)	Reports on Form 8-K

None

SIGNATURES

In accordance with the requirements of the Securities and Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Tri-State 1st Banc, Inc.
(Registrant)

Date:	By:	/s/ Charles B. Lang
August 10, 2007		Charles B. Lang
President and Chief Executive Officer

Date:	By:	/s/ Stephen Beadnell
August 10, 2007		Stephen Beadnell
Chief Financial Officer