Form 10QSB
period 2007-09-30
TRI STATE 1ST BANK INC
filed 2007-11-13
CIK 1010398

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

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

As of November 10, 2007 there were 855,585 shares outstanding of the issuer’s class of common stock.

Transitional small business disclosure format:    Yes  ☐    No  ☒

TRI-STATE 1ST BANC, INC.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED BALANCE SHEET

(Unaudited)

	September 30, 2007	December 31, 2006
	(In thousands)
ASSETS
Cash and due from banks	$5,201	$5,410
Interest-bearing deposits with other banks	33	92

Cash and cash equivalents	5,234	5,502
Investment securities available for sale	25,631	24,023
Investment securities held to maturity (fair value of $5,473 and $ 8,151)	5,504	8,235
Loans	59,524	52,050
Less allowance for loan losses	626	580

Net Loans	58,898	51,470

Premises and equipment	3,980	3,529
Bank-owned life insurance	2,494	2,426
Goodwill	887	887
Accrued interest and other assets	1,689	1,735

TOTAL ASSETS	$104,317	$97,807

LIABILITIES
Deposits:
Noninterest-bearing demand	$11,613	$14,508
Interest-bearing demand	10,292	10,463
Money market	6,340	6,075
Savings	20,652	17,542
Time	29,449	25,475

Total deposits	78,346	74,063
Short-term borrowings	13,310	11,277
Other borrowings	3,093	3,093
Accrued interest and other liabilities	577	317

TOTAL LIABILITIES	95,326	88,750

STOCKHOLDERS' EQUITY
Common stock, no par value; 3,000,000 shares authorized; 915,764 issued	8,195	8,195
Retained earnings	2,053	1,978
Treasury stock, at cost (60,179 and 45,957 shares)	(1,070)	(837)
Accumulated other comprehensive loss	(187)	(279)

TOTAL STOCKHOLDERS' EQUITY	8,991	9,057

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$104,317	$97,807

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Three Months Ended September 30,
	2007	2006
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$1,141	$977
Interest-bearing deposits with other banks	1	1
Federal funds sold	3	17
Investment securities:
Taxable	316	327
Exempt from federal income tax	40	28

Total interest income	1,501	1,350

INTEREST EXPENSE
Deposits	553	444
Short-term borrowings	91	80
Other borrowings	57	7

Total interest expense	701	531

NET INTEREST INCOME	800	819

Provision for loan losses	50	46

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	750	773

NONINTEREST INCOME
Service fees on deposit accounts	313	269
Earnings on bank-owned life insurance	23	22
Investment management fees	145	118
Other	161	112

Total noninterest income	642	521

NONINTEREST EXPENSE
Salaries and employee benefits	628	633
Occupancy	108	114
Furniture and equipment	95	89
Other	406	357

Total noninterest expense	1,237	1,193

INCOME BEFORE INCOME TAXES	155	101
Income taxes	33	12

NET INCOME	$122	$89

EARNINGS PER SHARE
Basic	$0.14	$0.10
Diluted	0.14	0.10

Dividends Per Share	$0.10	$0.10

See accompanying notes to the unaudited consolidated financial statements

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF INCOME

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands except per share data)
INTEREST INCOME
Interest and fees on loans	$3,215	$2,813
Interest-bearing deposits with other banks	2	2
Federal funds sold	15	50
Investment securities:
Taxable	969	989
Exempt from federal income tax	114	87

Total interest income	4,315	3,941

INTEREST EXPENSE
Deposits	1,579	1,135
Short-term borrowings	194	204
Other borrowings	172	7

Total interest expense	1,945	1,346

NET INTEREST INCOME	2,370	2,595

Provision for loan losses	143	138

NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES	2,227	2,457

NONINTEREST INCOME
Service fees on deposit accounts	809	754
Earnings on bank-owned life insurance	68	63
Investment management fees	455	367
Other	431	341

Total noninterest income	1,763	1,525

NONINTEREST EXPENSE
Salaries and employee benefits	1,931	1,866
Occupancy	324	352
Furniture and equipment	258	274
Other	1,063	1,131

Total noninterest expense	3,576	3,623

INCOME BEFORE INCOME TAXES	414	359
Income taxes	78	59

NET INCOME	$336	$300

EARNINGS PER SHARE
Basic	$0.39	$0.35
Diluted	0.39	0.35

Dividends Per Share	$0.30	$0.30

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF COMPREHENSIVE INCOME

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
	(In thousands)
Net Income	$122	$89	$336	$300

Other comprehensive income:
Unrealized gains on available for sale securities	208	403	140	101
Income tax expense	(71)	(137)	(48)	(35)

Other comprehensive income	137	266	92	66

Total comprehensive income	$259	$355	$428	$366

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS’ EQUITY

(Unaudited)

	Common Stock	Retained Earnings	Treasury Stock	Accumulated Other Comprehensive Income (Loss)	Total
	(In thousands)
Balance, December 31, 2006	$8,195	$1,978	$(837)	$(279)	$9,057

Comprehensive Income:
Net income		336			336
Net unrealized gain on securities, net of tax of $ 47				92	92

Total comprehensive income					428
Purchase of treasury stock (14,222 shares)		(233)			(233)
Dividends declared at $0.30 per share		(261)			(261)

Balance, September 30, 2007	$8,195	$2,053	$(1,070)	$(187)	$8,991

See accompanying notes to the unaudited consolidated financial statements.

TRI-STATE 1ST BANC, INC.

CONSOLIDATED STATEMENT OF CASH FLOWS

(Unaudited)

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
OPERATING ACTIVITIES
Net income	$336	$300
Adjustments to reconcile net income to net cash provided by operating activities:
Provision for loan losses	143	138
Depreciation, amortization, and accretion, net	135	303
Loss (gain) on sale of real estate owned	(24)	7
Earnings on bank-owned life insurance	(68)	(63)
Decrease (increase) in accrued interest receivable	(62)	42
Increase in accrued interest payable	29	59
Other, net	261	149

Net cash provided by operating activities	750	935

INVESTING ACTIVITIES
Investment securities available for sale:
Proceeds from maturities and repayments	2,418	1,678
Purchases	(3,907)	—
Investment securities held to maturity:
Proceeds from maturities and repayments	2,729	491
Net increase in loans	(1,674)	(3,074)
Purchases of Loans	(5,937)	(4,527)
Proceeds for the sale of credit card portfolio	—	482
Purchases of premises and equipment	(538)	69
Proceeds from sale of real estate owned	69	(150)

Net cash used for investing activities	(6,840)	(5,031)

FINANCING ACTIVITIES
Net increase in deposits	4,282	2,009
Increase in short-term borrowings	2,034	1,404
Proceeds from other borrowings	—	3,000
Treasury shares purchased	(233)	(151)
Cash dividends paid	(261)	(259)

Net cash provided by financing activities	5,822	6,003

Increase (decrease) in cash and cash equivalents	(268)	1,907
CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	5,502	7,650

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$5,234	$9,557

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

Gateminder Corporation was incorporated under the laws of the state of Ohio as a wholly owned non-bank subsidiary of the Company. Headquartered in East Liverpool, Ohio, Gateminder was established by the Company to provide non-bank activities for Automated Teller Machines (“ATM”). The non-bank subsidiary sells ATM machines to businesses, merchants and financial institutions that operate ATMs at their place of business and provides the means for processing the ATM transactions that are generated at the merchants’ or financial institutions’ ATM Machine.

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

NOTE 1 SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

Supplemental Disclosure of Cash Flow Information

	Nine Months Ended September 30,
	2007	2006
	(In Thousands)
Cash paid during the period for:
Interest	$1,916	1,287
Income taxes	—	115

Stock Options

The Company accounts for stock based compensation in accordance with Financial Accounting Standard (FAS) No. 123R. FAS 123R requires compensation costs related to share-based payment transactions to be recognized in the financial statement (with limited exceptions). The amount of compensation cost is measured based on the grant-date fair value of the equity or liability instruments issued. Compensation cost is recognized over the period that an employee provides service in exchange for the award. The Company did not have any non-vested stock options outstanding during the periods ended September 30, 2007 and September 30, 2006. There were no options issued during the three and nine months ended September 30, 2007 and September 30, 2006.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Weighted-average common shares	915,764	915,764	915,764	915,764
Average treasury stock shares	(60,179)	(59,464)	(53,674)	(57,656)

Weighted-average common shares used to calculate basic earnings per share	855,585	856,300	861,090	858,198
Common stock equivalents (stock options) used to calculate diluted earnings per share	—	55	—	65

Weighted-average common shares and common stock equivalents used to calculate diluted earnings per share	855,585	856,355	860,090	858,263

Options to purchase 49,787 shares of common stock at prices from $18.40 to $20.36 were outstanding during the three and nine month periods of 2007, options to purchase 49,722 shares of common stock at prices from $18.75 to $20.36 were outstanding during the nine month period of 2006 and options to purchase 49,722 at prices from $18.75 to $20.36 were outstanding during the three month period of 2006 were outstanding, but were not included in the computation of diluted earnings per share because to do so would have been anti-dilutive.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Summary of Financial Condition

The consolidated assets of Tri-State 1st Banc, Inc. were $104,317,000 at September 30, 2007, an increase of $6,510,000 or 6.7% over total assets at December 31, 2006. Total deposits increased by $4,283,000 while short-term borrowings increased by $2,033,000. For the year to date total loans increased $7,474,000 or 14.4% while investments decreased $1,123,000 or 3.5%. Cash and due from banks also decreased by $209,000 or 3.9%.

NOTE 2 EARNINGS PER SHARE (continued)

Federal Funds Sold

At September 30, 2007 and December 31, 2006, the Company had no federal funds sold. Federal funds sold on an average basis for the period were $ 213,000 compared to $1,406,000 for the same prior year period. The Company generally attempts to average between $1 million and $3 million in federal funds sold. However, this range may shift as deposits increase or as cash liquidity needs change.

Investment Securities

The investment securities available for sale portfolio was $25,631,000 at September 30, 2007 compared to $24,023,000 at December 31, 2006, an increase of $1,608,000 for the period. Purchases totaled $3,907,000 for the period while calls, maturities and regular pay-downs totaled $2,418,000. The market value of the portfolio increased during the period by $119,000 mainly as a result of a decrease in interest rates during this same time.

Investment securities held to maturity at September 30, 2007 were $5,504,000, a decrease of $2,731,000 from December 31, 2006. The decrease for the period was a result of paydowns, maturities and amortization.

Loans

Loans receivable at September 30, 2007 were $59,524,000 up $7,474,000 or 14.4% from year-end. Overall loan demand has steadied with most of the increase due to consumer loan purchases of $5,937,000 and an increase in commercial loans which went from $15,800,000 at the end of the year to $19,949,000 on September 30, 2007. This was an increase of $4,149,000 or 26.3% due to the success of our officer calling program in establishing relationships with local businesses.

The following table illustrates the loan composition at September 30, 2007 and December 31, 2006.

	September 30, 2007	December 31, 2006
	(In thousands)
Commercial	$19,949	$15,800
Real estate mortgages:
Construction	416	487
Residential	20,595	21,301
Commercial	3,189	3,914
Consumer	15,375	10,548

	59,524	52,050
Less allowance for loan losses	626	580

Net loans	$58,898	$51,470

NOTE 2 EARNINGS PER SHARE (continued)

Allowance for Loan Losses

The Company’s allowance for loan losses was $626,000 at September 30, 2007 compared to $580,000 at December 31, 2006. This represents a $46,000 increase from December 31, 2006. During the 2007 period, the loan loss provision charged to operations totaled $143,000 while net charge-offs totaled $97,000. This compares to a $138,000 loan loss provision and net charge-offs of $99,000 in the same prior year period.

The following table illustrates the activity in the allowance for loan losses:

	Nine Months Ended September 30,
	2007	2006
	(In thousands)
Balance, beginning of period	$580	$532
Charge-offs:
Real estate loans	45	40
Installment loans	132	113
Commercial loans	—	2

Total charge-offs	177	155

Recoveries:
Real estate loans	—	—
Installment loans	80	56
Commercial loans	—	—

Total recoveries	80	56

Net charge-offs	97	99

Provision charged to operations	143	138

Balance, end of period	$626	$571

The Company believes that the allowance for loan losses at September 30, 2007 of $626,000 is adequate to cover probable losses inherent in the portfolio as of such date. However, there can be no assurance that the Company will not sustain losses in future periods, which could be substantial in relation to the size of the allowance at September 30, 2007.

Non-Performing Assets

Total non-performing assets at September 30, 2007 were $2,617,000 compared to $2,677,000 at December 31, 2006, amounting to a $60,000 decrease for the period.

Impaired loans at September 30, 2007 totaled $2,105,000 down from December 31, 2006 by $35,000 or 1.6%. For both periods presented, included in the balances is a large loan totaling $634,000. The loan is collateralized by two separate commercial real-estate properties as well as the business assets of the borrower. The loan has been restructured from its original terms to help facilitate the borrower’s cash flow and at the present time both loans are being closely monitored. Another large credit of $852,000 is also included in the impaired loan amount, the loan is 75% guaranteed by the SBA and is secured by a commercial property.

Total non-accrual loans at September 30, 2007 were $306,000 compared to $392,000 at December 31, 2006. Total loans past due 90 days or more and still accruing increased from $115,000 at December 31, 2006 to $206,000 at September 30, 2007. Most of this increase occurred in loans with a first-lien position on residential properties.

Non-Performing Assets (Continued)

The following presents the non-performing assets at September 30, 2007, and December 31, 2006.

	September 30, 2007	December 31, 2006
	(In thousands)
Non-accrual loans (exclusive of impaired loans)	$306	$392
Loans past due 90 days or more and still accruing	206	115
Impaired loans	2,105	2,140

Total non-performing loans	2,617	2,648
Other real estate owned	—	29

Total non-performing assets	$2,617	$2,677

Non-performing loans as a percentage of total loans	4.40%	5.09%
Non-performing assets as a percentage of total assets	2.51%	2.74%
Allowance for loan losses as a percentage of non-performing assets	23.9%	21.7%

Deposits

Deposits are generally the Company’s primary source for funding its earning assets. The Company offers a wide variety of products designed to attract new customers and retain existing customers while attempting to maintain a cost effective funding source. Total deposits increased for the period by $4,283,000 or 5.8% from year-end 2006. Much of the increase occurred in time deposit accounts which increased by $3,974,000 or 15.6% and savings increased by $3,110,000 or 17.7%, respectively. A large portion of the savings increase is attributable to the Banks’ Treasury Index savings account that moves in conjunction with the 90 day t-bill. The time deposits increase was helped by a promotion in June to celebrate the bank’s 20th anniversary. Time deposit accounts increased by $3,974,000 or 15.6% for the period. Money Market accounts also increased 4.4% or $265,000 and demand deposits accounts decreased by $2,895,000 or 20.0%.

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

At September 30, 2007, short-term borrowings consisted of securities sold under repurchase agreements (“Repo’s”) and Federal Home Loan Bank advances. The Repo’s are agreements with customers of the Bank that are collateralized by various bank-owned investment securities. For the period, these borrowings increased by $2,033,000 mainly as a result of short term borrowings from the Federal Home Loan Bank.

Other borrowings consist of a trust preferred issuance that the Company made in September of 2006 in the amount of $3,093,000. The rate is currently 7.03% and the rate floats with LIBOR.

RESULTS OF OPERATIONS

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE NINE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

Summary of Earnings

Net income for the first nine months of 2007 was $336,000, a increase of $36,000 or 12.0% over the same prior year period. Diluted earnings per share for the period were $0.39 compared to $0.35 in the prior year period, representing an increase of $0.04 or 11.4%. During the first nine months, total interest income increased as well as in noninterest income along with a decrease in noninterest expense which was offset by an increase in interest expense.

Interest Income

Interest income on loans increased by $402,000 or 14.3% for the nine months ended September 30, 2007 compared to the same prior year period. Average loans for the period increased by $8,536,000 or 17.8% with the yield earned on these loans decreasing by 25 basis points for the first nine months of 2007.

Interest income on federal funds sold decreased by $35,000 or 70.0% during the first quarter of 2007 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $982,000 or 69.7% while the yield earned increased by 6 basis points.

Interest income earned on investment securities increased by $7,000 or 0.7% during the first nine months of 2007 when compared to the same prior year period. This increase was a result of a $1,755,000 or 5.0% decrease in the average balance outstanding offset by a 18 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $444,000 or 39.1% during the nine months ended September 30, 2007 when compared to the same prior year period. This increase was a result of an 56 basis point increase on the rate paid on these funds and a $5,541,000 or 9.32% increase in the average balance outstanding.

Interest expense on borrowings increased $155,000 or 73.5% during the first nine months of 2007. This increase was due to an increase in the average balance outstanding, which increased by $3,425,000 or 30.02% as well as an increase of 151 basis points in the cost of these funds. The majority of this increase was due to the Trust Preferred Issuance.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the first nine months of 2007 totaled $2,370,000, a decrease of $225,000, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the increase in interest income. A primary cause of this is the yield curve which has increased short-term deposits rates and just recently began to drop and left longer term loan rates at similar rates to last year.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the first nine months of 2007 was $143,000. This compares to $138,000 charged in the 2006 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $238,000 or 15.6% in the first nine months of 2007 compared to the same prior year period. Service fees on deposit accounts increased by $55,000 or 7.3% and was a result of increases in the NSF fees on customers deposit accounts. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the nine months showing an increase of $88,000 or 24.0%. The remaining increase is primarily attributable to the sale of an REO property accounting for most of the increase of 26.3% in other noninterest income.

Noninterest Expense

Total salary and employee benefits increased $65,000 or 3.5% in the first nine months of 2007. Salaries and wages increased as a result of the additional staffing at MDH related to expansion of the business as well as increases associated with normal merit increases for existing employees and increases in employee related benefits, particularly health insurance costs which continue to rise.

Total noninterest expenses have decreased during the first nine months of 2007. Occupancy expense was down $28,000 or 8.0% compared to the same period in 2006, furniture and equipment shows a decrease of 5.8% or $16,000 as well. This is primarily a result of managements plan to control expenses. Beginning in mid 2006 management began and implemented a plan of expense control. This is also reflected in other operating expense which decreased $69,000 or 6.1% this decrease is mainly composed of reductions in REO expense equipment rental, repairs and service as well as a general commitment to reducing all expenditures.

Income Tax Expense

The provision for income tax decreased in the 2007 period by $19,000 or 32.2% as a result of a more taxable income due to the increase in earnings.

COMPARISON OF THE RESULTS OF OPERATIONS FOR THE THREE MONTHS ENDED

SEPTEMBER 30, 2007 AND 2006

Summary of Earnings

Net income for the second quarter of 2007 was $122,000, an increase of $33,000 or 37.1% over the same prior year period. Diluted earnings per share for the period was $0.14 compared to $0.10 in the prior year period, representing an increase of $0.04 or 40.0%. During the quarter, total interest income increased as well as in noninterest income along with a decrease in noninterest expense which was offset by an increase in interest expense.

Interest Income

Interest income on loans increased by $164,000 or 16.8% for the three months ended September 30, 2007 compared to the same prior year period. Average loans for the period increased by $8,823,000 or 17.4% with the yield earned on these loans decreasing by 7 basis points for the quarter.

Interest income on federal funds sold decreased by $14,000 or 82.3% during the third quarter of 2007 when compared to the same prior year period. The average balance of federal funds for the quarter decreased by $1,193,000 or 84.9% while the yield earned decreased by 21 basis points.

Interest income earned on investment securities increased by $1,000 or 0.3% during the third quarter of 2007 when compared to the same prior year period. This increase was a result of a $1,976,000 or 5.7% decrease in the average balance outstanding offset by a 16 basis point increase in the yield earned.

Interest Expense

Interest expense on deposits increased $109,000 or 24.5% during the three months ended September 30, 2007 when compared to the same prior year period. This increase was a result of a 29 basis point increase on the rate paid on these funds and a $5,229,000 or 8.6% increase in the average balance outstanding.

Interest expense on borrowings increased $61,000 or 70.1% during the third quarter of 2007. This increase was due to an increase in the average balance outstanding, which increased by $5,853,000 or 54.35% as well as an increase of 108 basis points in the cost of these funds. The majority of this increase was due to the Trust Preferred Issuance replacing lower cost borrowings and the addition of several larger commercial repo accounts.

Net Interest Income

Net interest income is the amount that interest income generated by earning assets, including securities and loans, exceeds interest expense associated with interest-bearing liabilities, including deposits and borrowed funds. Net interest income for the third quarter of 2007 totaled $800,000, a decrease of $19,000 or 2.3%, from the same prior year period. The decrease in net interest income was attributable to an increase in interest expense greater than the increase in interest income. A primary cause of this is the yield curve which has had higher short-term rates compared to longer term rates on a historical basis for most of the period.

Provision and Allowance for Loan Losses

The provision for loan losses charged to operations in the third quarter of 2007 was $50,000. This compares to $46,000 charged in the 2006 period. The amount of the provision is determined by the Company’s loan committee and is approved by the Board of Directors. In determining the amount of the provision the committee considers such factors as; credit risks inherent in the loan portfolio, asset quality and economic conditions.

Noninterest Income

Total noninterest income increased $121,000 or 23.2% in the third quarter of 2007 compared to the same prior year period. Service fees on deposit accounts increased by $44,000 or 16.3% and was a result more usage of the fee generating services compared to the prior period. Investment management advisory fees earned by MDH, the Company’s subsidiary were up for the quarter showing an increase of $27,000 or 22.9%. The remaining increase is primarily attributable the sale of ATMs by Gateminder for the increase of $48,000 or 42.5% in other noninterest income.

Noninterest Expense

Total salary and employee benefits decreased $5,000 or 0.8% in the third quarter of 2007. Salaries and wages decreased as a result of more efficient scheduling at the bank level offset by the normal merit increases for existing employees and, increases in employee related benefits, particularly health insurance costs which continue to rise.

Total occupancy expenses have decreased during the quarter as well. Occupancy expense were down $6,000 or 5.3% compared to 2006, furniture and equipment shows an increase of 6.74% or $6,000 which is the result of normal price increases. Other noninterest expenses increased $50,000 or 14.0% for the quarter this increase is mainly composed of the cost of the ATMs that Gateminder has sold.

Income Tax Expense

The provision for income tax increased in the 2007 period by $21,000 or 175.0% as a result of a increase in taxable income.

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

Capital Requirements

Federal regulations require the Company to maintain minimum amounts of capital. Specifically, the Company and the Bank are required to maintain minimum amounts and ratios of Total and Tier 1 capital to risk-weighted assets, and of Tier 1 capital to average total assets. Management believes, as of September 30, 2007, that the Company and the Bank meet all capital adequacy requirements to which they are subject.

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

As of September 30, 2007 and December 31, 2006, the FDIC categorized the Company and the Bank as well capitalized under the regulatory framework for prompt corrective action. To be classified as a well capitalized financial institution, Total risk-based, Tier 1 risk-based, and Tier 1 Leverage capital ratios must be at least ten percent, six percent, and five percent respectively.

The following table sets forth the Holding Company’s capital and minimum requirements:

	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital
(to Risk-weighted Assets)
Actual	$11,908	18.26%	$11,979	21.10%
For Capital Adequacy Purposes	5,218	8.00	4,541	8.00
To Be Well Capitalized	6,522	10.00	5,676	10.00

Tier 1 Capital
(To Risk-weighted Assets)
Actual	$11,267	17.27%	$11,384	20.06%
For Capital Adequacy Purposes	2,609	4.00	2,270	4.00
To Be Well Capitalized	3,913	6.00	3,405	6.00

Tier 1 Capital
(to Average Assets)
Actual	$11,267	10.87%	$11,384	11.98%
For Capital Adequacy Purposes	4,146	4.00	3,803	4.00
To Be Well Capitalized	5,182	5.00	4,753	5.00

The capital of the Bank is set forth in the following table as of September 30, 2007

	September 30, 2007		December 31, 2006
	Amount	Ratio	Amount	Ratio
	(In Thousands)
Total Capital
(to Risk-weighted Assets)
Actual	$9,321	14.44%	$9,145	16.12%
For Capital Adequacy Purposes	5,165	8.00	4,539	8.00
To Be Well Capitalized	6,456	10.00	5,674	10.00

Tier 1 Capital
(To Risk-weighted Assets)
Actual	$8,680	13.44%	$8,551	15.07%
For Capital Adequacy Purposes	2,583	4.00	2,269	4.00
To Be Well Capitalized	3,874	6.00	3,404	6.00

Tier 1 Capital
(to Average Assets)
Actual	$8,680	8.06%	$8,551	8.90%
For Capital Adequacy Purposes	4,309	4.00	3,843	4.00
To Be Well Capitalized	5,387	5.00	4,803	5.00

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

The following tables provide financial information for these segments of the Corporation. For the 9 months ended September 30, 2007 or at September 30, 2007

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$4,315	$—	$522	$(522)	$4,315
Interest Expense	1,923	—	175	(153)	1,945
Provision for loan Losses	143	—	—	—	143
Other operating income	1,198	455	114	(4)	1,763
Other operating expense	2,733	364	155	—	3,252
Occupancy expense	305	19	5	(5)	324
Income Taxes	93	26	(41)		78
Net Income	317	46	343	(370)	336
Total Assets	103,114	1,117	12,244	(12,158)	104,317

For the 3 months ended September 30, 2007 or at September 30, 2007

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,501	$—	$189	$(189)	$1,501
Interest Expense	692	—	59	(50)	701
Provision for loan Losses	50	—	—	—	50
Other operating income	444	145	55	(2)	642
Other operating expense	935	123	71	—	1,129
Occupancy expense	98	10	2	(2)	108
Income Taxes	39	4	(10)	—	33
Net Income	128	8	123	(137)	122
Total Assets	103,114	1,117	12,244	(12,158)	104,317

For the nine months ended September 30, 2006 or at September 30, 2006

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$3,941	$—	$1	$(1)	$3,941
Interest Expense	1,337	—	10	(1)	1,346
Provision for loan Losses	138	—	—	—	138
Other operating income	1,054	367	109	(5)	1,525
Other operating expense	2,894	225	153	—	3,272
Occupancy expense	339	13	5	(5)	352
Income Taxes	35	44	(20)	—	59
Net Income	252	85	294	(331)	300
Total Assets	99,177	1,194	12,157	(12,375)	100,153

For the three months ended September 30, 2006 or at September 30, 2006

	Community Banking	MDH	Other	Intercompany Eliminations	Consolidated
Interest Income	$1,350	$—	$—	$—	$1,350
Interest Expense	524	—	8	(1)	531
Provision for loan Losses	46	—	—	—	46
Other operating income	383	118	22	(2)	521
Other operating expense	969	79	31	—	1,079
Occupancy expense	109	5	2	(2)	114
Income Taxes	8	11	(7)		12
Net Income	79	22	86	(98)	89
Assets	99,177	1,194	12,157	(12.375)	100,153

Item 3.	Controls and Procedures

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

(a-e) None

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

Tri-State 1st Banc, Inc.
(Registrant)

Date: November 13, 2007	By:	/s/ Charles B. Lang
Charles B. Lang
President and Chief Executive Officer

Date: November 13, 2007	By:	/s/ Stephen Beadnell
Stephen Beadnell
Chief Financial Officer